Form 10QSB
period 1999-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 1999-08-12
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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

                        Yes          No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Period ended June 30, 1999:

            Operations

            Cash Flows

            Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)


                             ASSETS

                                                    1999            1998

CURRENT ASSETS:
   Cash                                          $   1,032       $   1,000
                                                  =========       =========






                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $  14,907       $       0

MEMBERS' EQUITY:
   Managing Members' Equity                          1,000           1,000
   Accumulated Losses                              (14,875)              0
                                                  ---------       ---------
        Total Members' Equity                      (13,875)          1,000
                                                  ---------       ---------
          Total Liabilities and Members' Equity  $   1,032       $   1,000
                                                  =========       =========



 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF OPERATIONS

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                             1999

INCOME                                                    $      32

EXPENSES:
  Partnership Administration -
    Affiliates                                               14,007
  Partnership Administration -
    Unrelated Parties                                           900
                                                           ---------
        Total Expenses                                       14,907
                                                           ---------

NET LOSS                                                  $ (14,875)
                                                           =========

NET LOSS ALLOCATED:
   Managing Members                                       $ (14,875)
                                                           =========



 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $ (14,875)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Increase in Payable to
        AEI Fund Management, Inc.                           14,907
                                                          ---------

NET INCREASE IN CASH                                            32

CASH, beginning of period                                    1,000
                                                          ---------

CASH, end of period                                      $   1,032
                                                          =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)



                                        Managing      Limited
                                        Members       Members        Total


BALANCE, December 31, 1998             $   1,000     $       0     $   1,000

  Net Loss                               (14,875)            0       (14,875)
                                        ---------     ---------     ---------
BALANCE, June 30, 1999                 $ (13,875)    $       0     $ (13,875)
                                        =========     =========     =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. All subscriptions will be held in an impoundment account until a minimum of 1,500 Units are sold. As of June 30, 1999, no Limited Members were admitted to the LLC. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The Managing Members have contributed capital of $1,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  period  ended June 30, 1999, the  LLC  has  had
minimum  operations.   Expenses  incurred  represent  audit   and
accounting   costs  and  administrative  costs  associated   with
reporting and correspondence requirements.

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

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the LLC is a party or of which the LLC's property is subject.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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