Form 10QSB
period 1999-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 1999-11-12
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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

                        Yes           No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Period ended September 30, 1999:

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)


                             ASSETS

                                                    1999            1998

CURRENT ASSETS:
   Cash                                         $ 1,590,267     $     1,000
                                                 ===========     ===========






                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.         $    31,080     $         0

MEMBERS' EQUITY:
  Managing Members' Equity                              636           1,000
  Limited Members' Equity, $1,000 Unit value;
   24,000 Units authorized; 1,869 Units issued
   and  outstanding at September 30, 1999         1,558,551               0
                                                 -----------     -----------
        Total Members' Equity                     1,559,187           1,000
                                                 -----------     -----------
          Total Liabilities and Members' Equity $ 1,590,267     $     1,000
                                                 ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF OPERATIONS

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                            1999

INCOME                                                  $       262

ADMINISTRATION EXPENSES                                      30,649
                                                         -----------

NET  LOSS                                               $   (30,387)
                                                         ===========

NET LOSS ALLOCATED:
   Managing Members                                     $      (304)
   Limited Members                                          (30,083)
                                                         -----------
                                                        $   (30,387)
                                                         ===========
NET LOSS PER LIMITED MEMBERSHIP UNIT
   (1,869 weighted average Units outstanding)           $    (16.10)
                                                         ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                              1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $   (30,387)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Increase in Payable to
        AEI Fund Management, Inc.                             31,080
                                                          -----------
        Total Adjustments                                     31,080
                                                          -----------
        Net Cash Provided By
        Operating Activities                                     693
                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members              1,868,616
   Organization and Syndication Costs                       (280,042)
                                                          -----------
        Net Cash Provided By
        Financing Activities                               1,588,574
                                                          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,589,267

CASH AND CASH EQUIVALENTS, beginning of period                 1,000
                                                          -----------
CASH AND CASH EQUIVALENTS, end of period                 $ 1,590,267
                                                          ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)



                                        Managing        Limited
                                        Members         Members       Total


BALANCE, December 31, 1998             $   1,000    $        0    $    1,000

  Capital Contributions                        0     1,868,616     1,868,616

  Organization and Syndication Costs         (60)     (279,982)     (280,042)

  Net Loss                                  (304)      (30,083)      (30,387)
                                        ----------   ----------    ----------
BALANCE, September 30, 1999            $     636    $1,558,551    $1,559,187
                                        ==========   ==========    ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At September 30, 1999, 1,868.616 Units ($1,868,616) were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000.

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

     Cash Concentrations of Credit Risk

      At  times  throughout  the  year,  the  Partnership's  cash
      deposited   in  financial  institutions  may  exceed   FDIC
      insurance limits.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Summary of Significant Accounting Policies - (Continued)

     Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the period ended September 30, 1999, the LLC earned $262 in investment income from subscription proceeds which were invested in a short-term money market account. This investment income constituted 100% of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the period ended September 30, 1999, the LLC paid administration expenses to affiliated parties of $29,749. These administration expenses include initial start-up costs and administrative expenses associated with processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the LLC incurred administration expenses from unrelated parties of $900. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, and other costs. The administrative expenses decrease after completion of the offering and acquisition phases of the LLC's operations.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the offering of Units, the LLC's primary source of cash flow will be from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999 and will continue until March 22, 2000, subject to extension to March 22, 2001 if all 24,000 LLC Units are not sold before then. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $280,042.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the LLC is a party or of which the LLC's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         27    Financial Data Schedule  for  period
               ended September 30, 1999.

      b. Reports filed on Form 8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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