Form 10KSB
period 1999-12-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2000-03-30
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

               Commission file number:  333-67287

                 AEI INCOME & GROWTH FUND 23 LLC
         (Name of Small Business Issuer in its Charter)

          State of Delaware                 41-1922579
   (State or other Jurisdiction of     (I.R.S. Employer)
    Incorporation or Organization)     Identification No.)

     1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (651) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange on
     Title of each class                which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                   Limited Liability Company Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $25,872.

As of February 29, 2000, there were 4,174.18 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $4,174,180.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes         No  [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 23 LLC (the "LLC" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on October 14, 1998. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member of the LLC, Robert P. Johnson, the President and sole shareholder of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The LLC offered for sale up to $24,000,000 of limited membership interests (the "Units") (24,000 Units at $1,000 per Unit)
pursuant to a registration statement effective March 23, 1999. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At December 31, 1999, 2,993.818 Units ($2,993,818)
were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000.

        The LLC was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. The properties will be commercial, single tenant buildings leased under triple net leases. The LLC is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

        The LLC's properties will be purchased with subscription proceeds without any indebtedness. The LLC will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the LLC may incur short-term indebtedness to finance the day-to-day cash flow requirements of the LLC (including cash flow necessary to repurchase Units). The LLC will not incur borrowings while there is cash available for distributions.

        The LLC will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the LLC's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The LLC expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The LLC reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the LLC will commence liquidation through the sale of its remaining properties eight to ten years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms in which the LLC may enter into Lease Agreements. The properties will be leased to various tenants under triple net leases, which will be classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms will be for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the LLC to receive additional rent in future years based on stated rent increases.

ITEM 1.  DESCRIPTION OF BUSINESS.  (Continued)

        The leases may provide the lessees with renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property. Depending on the lease, the purchase price will be either determined by a formula, or the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

        On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for approximately $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. The LLC is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,372,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $135,500.

Competition

        The LLC is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the LLC. At the time the LLC elects to dispose of its properties, the LLC will be in competition with other persons and entities to find buyers for its properties.

Employees

        The LLC has no direct employees. Management services are performed for the LLC by AEI Fund Management, Inc., an affiliate of AFM.

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the LLC. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The LLC is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

       The LLC's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The LLC does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the LLC's properties.

Description of Properties

        The LLC's properties will be commercial, single tenant buildings. The properties will be acquired on a debt-free basis and leased to various tenants under triple net leases, which will be classified as operating leases. The LLC will hold an undivided fee simple interest in the properties.

        The LLC's properties will be subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property will be leased under a long-term lease, there is little competition until the LLC decides to sell the property. At this time, the LLC will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the LLC would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The LLC's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        As of December 31, 1999, the LLC does not own any properties.

       For tax purposes, the LLC's properties will be depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the LLC has tax-exempt Members, the LLC is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S LLC UNITS AND RELATED
         SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 152 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in March, 2002, the LLC may acquire Units from Limited Members who have tendered their Units to the LLC. Such Units may be acquired at a discount. The LLC is not obligated to purchase in any year more than 2% of the total number of Units outstanding at the beginning of the year. In no event shall the LLC be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the LLC.

        Cash distributions of $1,235 were made to the Managing Members and $39,927 were made to the Limited Members in 1999. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the year ended December 31, 1999, the LLC earned $25,872 in investment income from subscription proceeds which were invested in a short-term money market account. This investment income constituted 100% of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the year ended December 31, 1999, the LLC paid administration expenses to affiliated parties of $58,753. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the LLC incurred administration expenses from unrelated parties of $905. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, and other costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital for accounting purposes.

        As of December 31, 1999, the LLC's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the LLC. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The LLC is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

        On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for approximately $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. The LLC is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,372,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $135,500.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the offering of Units, the LLC's primary source of cash flow will be from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999 and will continue until March 22, 2000, subject to extension to March 22, 2001 if all 24,000 LLC Units are not sold before then. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. Through December 31, 1999, the LLC raised a total of $2,993,818 from the sale of 2,993.818 Units. From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $448,818.

        After completion of the acquisition phase, the LLC's primary use of cash flow is distribution and redemption payments to Members. The LLC declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The LLC attempts to maintain a stable distribution rate from quarter to quarter.

        Beginning in 2002, the LLC may acquire Units from Limited Members who have tendered their Units to the LLC. Such Units may be acquired at a discount. The LLC is not obligated to purchase in any year more than 2% of the number of Units outstanding at the beginning of the year. In no event shall the LLC be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the LLC.

        Until capital is invested in properties, the LLC will remain extremely liquid. After completion of property acquisitions, the LLC will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the LLC, must be evaluated in the context of a number of factors that may affect the LLC's financial condition and results of operations, including the following:

<BULLET>  Market  and economic conditions which  affect
          the value of the properties the LLC owns and the cash from rental income such properties generate;

<BULLET>  the federal income tax consequences of rental
          income, deductions, gain on sales and other items and the affects of these consequences for investors;

<BULLET>  resolution  by  the  Managing   Members   of
          conflicts with which they may be confronted;

<BULLET>  the  success  of  the  Managing  Member   of
          locating   properties   with  favorable   risk   return
          characteristics;

<BULLET>  the effect of tenant defaults; and

<BULLET>  the condition of the industries in which  the
          tenants of properties owned by the LLC operate.

These and other risks to which the LLC may be subject are discussed in more detail in Exhibit 99 to this Form 10-KSB.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Year Ended December 31, 1999 and for the
  Period From Inception (October 14, 1998) to December 31, 1998:

     Operations

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS



To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 1999 and 1998 and the related statements of operations, cash flows and changes in members' equity for the year ended December 31, 1999 and for the period from inception (October 14, 1998) to December 31, 1998. These financial statements are the responsibility of the LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (October 14, 1998) to December 31, 1998 in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
January  25, 2000              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

                           DECEMBER 31



                             ASSETS


                                                   1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,583,998     $     1,000
                                                ===========     ===========




                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    72,484     $         0
  Distributions Payable                             40,462               0
                                                -----------     -----------
      Total Current Liabilities                    112,946               0
                                                -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (633)          1,000
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 2,994
   Units  issued and outstanding in 1999         2,471,685               0
                                                -----------     -----------
      Total Members' Equity                      2,471,052           1,000
                                                -----------     -----------
        Total Liabilities and Members' Equity  $ 2,583,998     $     1,000
                                                ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF OPERATIONS

        FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE
  PERIOD FROM INCEPTION (OCTOBER 14, 1998) TO DECEMBER 31, 1998



                                                  1999           1998

INCOME:
   Investment Income                           $   25,872     $        0
                                                ----------     ----------
        Total Income                               25,872              0
                                                ----------     ----------

EXPENSES:
   LLC Administration  -  Affiliates               58,753              0
   LLC Administration and Property
      Management - Unrelated Parties                  905              0
                                                ----------     ----------
        Total Expenses                             59,658              0
                                                ----------     ----------

NET   LOSS                                     $  (33,786)    $        0
                                                ==========     ==========

NET LOSS ALLOCATED:
   Managing Members                            $     (338)    $        0
   Limited Members                                (33,448)             0
                                                ----------     ----------
                                               $  (33,786)    $        0
                                                ==========     ==========
NET LOSS PER LIMITED MEMBERSHIP UNIT
 (2,289  weighted average Units outstanding)   $   (14.61)    $        0
                                                ==========     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

        FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE
  PERIOD FROM INCEPTION (OCTOBER 14, 1998) TO DECEMBER 31, 1998



                                                    1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                      $  (33,786)    $        0

   Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities:
   Increase in Payable to
     AEI Fund Management, Inc.                       72,484              0
                                                  ----------     ----------
        Net Cash Provided By
        Operating Activities                         38,698              0
                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Managing Members            0          1,000
   Capital  Contributions from Limited Members    2,993,818              0
   Organization and Syndication Costs              (448,818)             0
   Increase in Distributions Payable                 40,462              0
   Distributions to Members                         (41,162)             0
                                                  ----------     ----------
        Net Cash Provided By
        Financing Activities                      2,544,300          1,000
                                                  ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         2,582,998          1,000

CASH AND CASH EQUIVALENTS, beginning of period        1,000              0
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, end of period         $2,583,998     $    1,000
                                                  ==========     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

        FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE
  PERIOD FROM INCEPTION (OCTOBER 14, 1998) TO DECEMBER 31, 1998


                                                                    Limited
                                                                     Member
                               Managing    Limited                   Units
                               Members     Members       Total    Outstanding


BALANCE, October 14, 1998    $      0    $        0   $        0            0

  Capital Contributions         1,000             0        1,000
                              --------    ----------   ----------   ----------
BALANCE, December 31, 1998   $  1,000    $        0   $    1,000            0

  Capital Contributions             0     2,993,818    2,993,818     2,993.82

  Organization and
    Syndication Costs             (60)     (448,758)    (448,818)

  Distributions                (1,235)      (39,927)     (41,162)

  Net Loss                       (338)      (33,448)     (33,786)
                              ---------   -----------  ----------   ----------
BALANCE, December 31, 1999   $    (633)  $2,471,685   $2,471,052     2,993.82
                              =========   ===========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Income & Growth Fund 23 LLC (the LLC), a Limited Liability Company, was formed on October 14, 1998 to acquire and lease commercial properties to operating tenants. The LLC's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the LLC.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At December 31, 1999, 2,993.818 Units ($2,993,818) were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000. The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the Managing Members determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Members and 1% to the Managing Members until the Limited Members receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 7% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Members and 10% to the Managing Members. Distributions to the Limited Members will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Members for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Members and 1% to the Managing Members.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Operating Agreement as follows: (i) first, to those Members with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Members and 1% to the Managing Members until the aggregate balance in the Limited Members' capital accounts equals the sum of the Limited Members' Adjusted Capital Contributions plus an amount equal to 7% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Members and 10% to the Managing Members. Losses will be allocated 98% to the Limited Members and 2% to the Managing Members.

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

(2)  Summary of Significant Accounting Policies -

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

     Cash Concentrations of Credit Risk

      At times throughout the year, the LLC's cash deposited in financial institutions may exceed FDIC insurance limits.

     Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the LLC:

                                        Total Incurred by the LLC
                                      for the Year Ended December 31

                                                           1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  LLC's operations, maintaining the
  LLC's books and communicating
  the results of operations to the Limited
  Members.                                               $   58,753
                                                          =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the LLC's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, insurance and other property costs.             $      905
                                                          =========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999

(3)  Related Party Transactions - (Continued)
                                        Total Incurred by the LLC
                                      for the Year Ended December 31

                                                           1999
c.ASI was the underwriter of the LLC offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 8% for sale of certain
  subscription Units ($80 per unit sold, of which it
  re-allowed up to $80 per unit to other participating broker/dealers). ASI also received a 2%
  non-accountable expense allowance for all Units
  it sold through broker/dealers.  These costs
  are treated as a reduction of members' capital.        $ 299,127
                                                          ========
d.AEI is reimbursed for all costs incurred in
  connection with managing the LLC's
  offering and organization.                             $  46,632
                                                          ========

e.AEI is reimbursed for all expenses it has paid
  on the LLC's behalf relating to the
  offering and organization of the LLC.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.             $ 103,059
                                                          ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, d, and e. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for approximately $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. The LLC is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,372,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $135,500.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(5)  Members' Capital -

     Cash distributions of $1,235 were made to the Managing Members and $39,927 were made to the Limited Members for the year ended December 31, 1999. The Limited Members' distributions represent $17.44 per LLC Unit outstanding using 2,289 weighted average Units in 1999. The distributions represent $17.34 per Unit of return of contributed capital in 1999.

     Beginning in March, 2002, the LLC may acquire Units from Limited Members who have tendered their Units to the LLC. Such Units may be acquired at a discount. The LLC is not obligated to purchase in any year more than 2% of the number of Units outstanding at the beginning of the year. In no event shall the LLC be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the LLC.

(6)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        1999

     Net Loss for Financial
      Reporting Purposes                             $ (33,786)

     Capitalized Start-Up Costs
      Under Section 195                                 59,658
                                                      ----------
           Taxable Income to Members                 $  25,872
                                                      ==========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(6)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the year ended December 31:

                                                        1999

     Members' Equity for
      Financial Reporting Purposes                   $2,471,052

     Capitalized Start-Up Costs
      Under Section 195                                  59,658

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes                  448,818
                                                      ----------
           Members' Equity for
              Tax Reporting Purposes                 $2,979,528
                                                      ==========

(7)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                        1999                      1998
                               Carrying      Fair        Carrying      Fair
                                Amount       Value        Amount       Value

     Money Market Funds       $2,583,998   $2,583,998   $  1,000   $   1,000
                               ----------   ----------   --------   ---------
          Total Cash and
            Cash Equivalents  $2,583,998   $2,583,998   $  1,000   $   1,000
                               ==========   ==========   ========   =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members of the registrant are Robert P. Johnson and AFM. The Managing
Members  manage  and control the LLC's affairs and  have  general responsibility and the ultimate authority in all matters affecting the LLC's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the LLC to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2000:

        Name and Address                        Number of     Percent
       of Beneficial Owner                      Units Held    of Class

   AEI Fund Management XXI, Inc.                     0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                 0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                    0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1999.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (October 14, 1998)
Compensation                 of Compensation          To December 31, 1999

AEI Securities, Inc.  Selling Commissions equal to 8%        $  299,127
(formerly AEI         of proceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

Managing Members      Reimbursement at Cost for other        $  149,691
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all          $        0
and Affiliates        Acquisition Expenses

Managing Members      3% of Net Cash Flow in any fiscal      $    1,235
                      year.


ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (October 14, 1998)
Compensation                 of Compensation          To December 31, 1999


Managing Members      Reimbursement at Cost for all           $  58,753
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, Member
                      relations and other administrative
                      functions.

Managing Members      1% of distributions of Net Proceeds     $       0
                      of Sale until Limited Members have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions, plus
                      (b) an amount equal to 7% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to the extent not previously distributed.
                      10%  of  distributions of Net Proceeds
                      of Sale thereafter.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing
Members and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the Managing Members and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A. Exhibits -
                                Description

              3.1    Certificate  of   Limited
                     Liability    Company    (incorporated     by
                     reference    to   Exhibit   3.1    of    the
                     registrant's Registration Statement on  Form
                     SB-2 filed with the Commission on March 22, 1999 [File No. 333-67287]).

              3.2    Operating Agreement to  the
                     Prospectus  (incorporated  by  reference  to
                     Exhibit  A  of  Amendment  No.  2   of   the
                     registrant's Registration Statement on  Form
                     SB-2  filed with the Commission on  November
                     18, 1999 [File No. 333-67287]).

              10.1   Form   of   Impoundment
                     Agreement  with Fidelity Bank  (incorporated
                     by   reference   to  Exhibit   10   of   the
                     registrant's Registration Statement on  Form
                     SB-2 filed with the Commission on March 22, 1999 [File No. 333-67287]).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                               Description

              10.2   Development   Financing
                     Agreement  dated February 25, 2000,  between
                     AEI   Income  &  Growth  Fund  23  LLC   and
                     Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio.

              10.3   Net  Lease Agreement  dated
                     February  25,  2000, between  AEI  Income  &
                     Growth  Fund  23  LLC and  Tumbleweed,  Inc.
                     relating to the property at 2030 E.  Dorothy
                     Lane, Kettering, Ohio.

              27     Financial Data Schedule for
                     year ended December 31, 1999.

              99     Forward Looking Statements -
                     Cautionary Statement

          B. Reports on Form 8-K -    None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AEI INCOME & GROWTH FUND 23
                        Limited Liability Company
                        By: AEI Fund Management XXI, Inc.
                        Its Managing Member



March 10, 2000           By: /s/ Robert P. Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                               Title                          Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 10, 2000
    Robert P. Johnson  and Sole Director of Managing Member

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)