Form 10QSB
period 2000-03-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2000-05-12
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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

                          Yes        No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)


                             ASSETS

                                                       2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 3,382,776    $ 2,583,998
  Receivables                                            4,990              0
                                                    -----------    -----------
      Total Current Assets                           3,387,766      2,583,998
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                 459,500              0
  Construction in Progress                             207,450              0
  Property Acquisition Costs                            32,566              0
                                                    -----------    -----------
      Net Investments in Real Estate                   699,516              0
                                                    -----------    -----------
      Total Assets                                 $ 4,087,282    $ 2,583,998
                                                    ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $   114,063    $    72,484
  Distributions Payable                                 63,916         40,462
                                                    -----------    -----------
      Total Current Liabilities                        177,979        112,946
                                                    -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                              (2,521)          (633)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 4,760 and 2,994
   Units issued and outstanding in 2000 and
   1999, respectively                                3,911,824      2,471,685
                                                    -----------    -----------
      Total Members' Equity                          3,909,303      2,471,052
                                                    -----------    -----------
          Total Liabilities and Members' Equity    $ 4,087,282    $ 2,583,998
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF OPERATIONS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2000           1999

INCOME:
   Rent                                          $     3,816     $         0
   Investment Income                                  39,386              20
                                                  -----------     -----------
        Total Income                                  43,202              20
                                                  -----------     -----------

EXPENSES:
   LLC Administration - Affiliates                    37,478           5,225
   LLC Administration and Property
      Management - Unrelated Parties                   4,039             900
                                                  -----------     -----------
        Total Expenses                                41,517           6,125
                                                  -----------     -----------

NET INCOME (LOSS)                                $     1,685     $    (6,105)
                                                  ===========     ===========

NET INCOME (LOSS) ALLOCATED:
   Managing Members                              $        50     $    (6,105)
   Limited Members                                     1,635               0
                                                  -----------     -----------
                                                 $     1,685     $    (6,105)
                                                  ===========     ===========

NET INCOME (LOSS) PER LIMITED MEMBERSHIP UNIT
  (3,601  weighted average Units
   outstanding in 2000)                          $       .45     $       N/A
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                $     1,685   $    (6,105)

   Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities:
     Increase in Receivables                             (4,990)            0
     Increase in Payable to
        AEI Fund Management, Inc.                        41,579         6,125
                                                     -----------   -----------
        Total Adjustments                                36,589         6,125
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                             38,274            20
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (699,516)            0
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members         1,766,092             0
   Organization and Syndication Costs                  (264,910)            0
   Increase in Distributions Payable                     23,454             0
   Distributions to Members                             (64,616)            0
                                                     -----------   -----------
        Net Cash Provided By
        Financing Activities                          1,460,020             0
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               798,778            20

CASH AND CASH EQUIVALENTS, beginning of period        2,583,998         1,000
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 3,382,776   $     1,020
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 1998  $  1,000   $         0  $     1,000           0

  Net Loss                    (6,105)            0       (6,105)
                             ---------  -----------  -----------  -----------
BALANCE, March 31, 1999     $ (5,105)  $         0  $    (5,105)          0
                             =========  ===========  ===========  ===========


BALANCE, December 31, 1999  $   (633)  $ 2,471,685  $ 2,471,052    2,993.82

  Capital Contributions            0     1,766,092    1,766,092    1,766.09

  Organization &
    Syndication Costs              0      (264,910)    (264,910)

  Distributions               (1,938)      (62,678)     (64,616)

  Net Income                      50         1,635        1,685
                             ---------  -----------  -----------  -----------
BALANCE, March 31, 2000     $ (2,521)  $ 3,911,824  $ 3,909,303    4,759.91
                             =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

                           (Unaudited)

(1)  The  condensed  statements included herein have been  prepared by the LLC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the LLC believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the LLC's latest annual report on Form 10-KSB.

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At March 31, 2000, 4,759.91 Units ($4,759,910) were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000. The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

(3)  Investments in Real Estate -

     On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through March 31, 2000, the LLC had advanced $207,450 for the construction of the property and is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,372,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $135,500.

     On  April  18, 2000, the LLC purchased a parcel of  land  in
     Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC is charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $1,800,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $189,000.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. The LLC is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $3,510,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $342,000.

     The LLC has incurred net costs of $32,566 relating to the review of potential property acquisitions which have been capitalized and will be allocated to properties acquired in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the LLC. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000, the LLC recognized rental income of $3,816. During the same period, the LLC earned $39,386 in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 91% of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

       During the three months ended March 31, 2000 and 1999, the LLC paid administration expenses to affiliated parties of $37,478 and $5,225, respectively. These administration expenses include initial start-up costs and administrative expenses associated with processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the LLC incurred administration expenses from unrelated parties of $4,039 and $900, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, and other property costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital for accounting purposes.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of December 31, 1999, the LLC's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

       Since the LLC has only recently purchased its real estate, inflation has had a minimal effect on income from operations. The Leases may contain cost of living increases which will result in an increase in rental income over the term of the Leases. Inflation also may cause the LLC's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the LLC's Net Cash Flow available for distributions.

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

        On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through March 31, 2000, the LLC had advanced $207,450 for the construction of the property and is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,372,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $135,500.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 18, 2000, the LLC purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC is charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $1,800,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $189,000.

        On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. The LLC is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $3,510,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $342,000.

        As of March 31, 2000, the LLC's commitments to acquire properties exceeded funds available from current subscription proceeds. The LLC anticipates future subscription proceeds will be adequate to fund the final acquisition of these commitments.

        During the offering of Units, the LLC's primary source of cash flow will be from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. Through March 31, 2000, the LLC raised a total of $4,759,910 from the sale of 4,759.910 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or March 22, 2001. From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $713,728.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

       10.1   Development   Financing   Agreement
              dated  April 18, 2000 between the LLC  and
              Kona  Restaurant Group, Inc.  relating  to
              the   property  at  4904  North   Navarro,
              Victoria,    Texas    (incorporated     by
              reference to Exhibit 10.1 of Form 8-K filed with the Commission on May 3, 2000).

       10.2   Net Lease Agreement dated April  18,
              2000  between the LLC and Kona  Restaurant
              Group,  Inc.  relating to the property  at
              4904   North   Navarro,  Victoria,   Texas
              (incorporated  by  reference  to   Exhibit
              10.2   of   Form   8-K  filed   with   the
              Commission on May 3, 2000).

       10.3   Development   Financing   Agreement
              dated April 19, 2000 between the LLC and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San
              Antonio, Texas (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on May 3, 2000).

       10.4   Net Lease Agreement dated April  19,
              2000  between  the LLC and Razzoo's,  Inc.
              relating  to  the property at  14404  U.S.
              Highway  281  North,  San  Antonio,  Texas
              (incorporated  by  reference  to   Exhibit
              10.4   of   Form   8-K  filed   with   the
              Commission on May 3, 2000).

       27     Financial Data Schedule  for  period
              ended March 31, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2000          AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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