Form 10QSB
period 2000-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2000-08-14
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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

                       Yes         No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)


                             ASSETS

                                                     2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   982,435   $ 2,583,998
  Receivables                                         61,938             0
                                                  -----------   -----------
      Total Current Assets                         1,044,373     2,583,998
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,058,060             0
  Construction in Progress                         1,168,734             0
                                                  -----------   -----------
      Net Investments in Real Estate               4,226,794             0
                                                  -----------   -----------
      Total Assets                               $ 5,271,167   $ 2,583,998
                                                  ===========   ===========


                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $   130,295   $    72,484
  Distributions Payable                               93,552        40,462
                                                  -----------   -----------
      Total Current Liabilities                      223,847       112,946
                                                  -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (3,913)         (633)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 6,153 and 2,994
   Units issued and outstanding in 2000 and
   1999, respectively                              5,051,233     2,471,685
                                                  -----------   -----------
      Total Members' Equity                        5,047,320     2,471,052
                                                  -----------   -----------
         Total Liabilities and Members' Equity   $ 5,271,167   $ 2,583,998
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended        Six Months Ended
                              6/30/00        6/30/99    6/30/00       6/30/99

INCOME:
   Rent                      $ 45,277       $      0    $ 49,093    $      0
   Investment Income           39,708             12      79,094          32
                              --------       --------    --------    --------
        Total Income           84,985             12     128,187          32
                              --------       --------    --------    --------

EXPENSES:
   LLC Administration -
     Affiliates                34,279          8,782      71,757      14,007
   LLC Administration and
     Property Management -
     Unrelated Parties          2,236              0       6,275         900
                              --------       --------    --------    --------
        Total Expenses         36,515          8,782      78,032      14,907
                              --------       --------    --------    --------

NET INCOME (LOSS)            $ 48,470       $ (8,770)   $ 50,155    $(14,875)
                              ========       ========    ========    ========

NET INCOME (LOSS) ALLOCATED:
   Managing Members          $  1,455       $ (8,770)   $  1,505    $(14,875)
   Limited Members             47,015              0      48,650           0
                              --------       --------    --------    --------
                             $ 48,470       $ (8,770)   $ 50,155    $(14,875)
                              ========       ========    ========    ========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT
  (5,285, -0-, 4,443 and -0- weighted average
  Units outstanding for the periods,
  respectively)              $   8.90       $    N/A    $  10.95    $    N/A
                              ========       ========    ========    ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              $    50,155    $   (14,875)

   Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities:
     Increase in Receivables                          (61,938)             0
     Increase in Payable to
        AEI Fund Management, Inc.                      57,811         14,907
                                                   -----------    -----------
        Total Adjustments                              (4,127)        14,907
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                           46,028             32
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (4,226,794)             0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members       3,159,546              0
   Organization and Syndication Costs                (473,923)             0
   Increase in Distributions Payable                   53,090              0
   Distributions to Members                          (159,510)             0
                                                   -----------    -----------
        Net Cash Provided By
        Financing Activities                        2,579,203              0
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (1,601,563)            32

CASH AND CASH EQUIVALENTS, beginning of period      2,583,998          1,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   982,435    $     1,032
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                      Member
                             Managing      Limited                    Units
                             Members       Members       Total     Outstanding


BALANCE, December 31, 1998  $  1,000     $        0    $    1,000          0

  Net Loss                   (14,875)             0       (14,875)
                             ---------    ---------     ---------   ---------
BALANCE, June 30, 1999      $(13,875)    $        0    $  (13,875)         0
                             =========    =========     =========   =========


BALANCE, December 31, 1999  $   (633)    $2,471,685    $2,471,052   2,993.82

  Capital Contributions            0      3,159,546     3,159,546   3,159.54

  Organization &
   Syndication Costs               0       (473,923)     (473,923)

  Distributions               (4,785)      (154,725)     (159,510)

  Net Income                   1,505         48,650        50,155
                             ---------    ---------     ---------   --------
BALANCE, June 30, 2000      $ (3,913)    $5,051,233    $5,047,320   6,153.36
                             =========    =========     =========   ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At June 30, 2000, 6,153.36 Units ($6,153,364) were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000. The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

                          JUNE 30, 2000
                           (Continued)

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

(3)  Investments in Real Estate -

     On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through June 30, 2000, the LLC had advanced $628,857 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. The total purchase price, including the cost of the land, will be approximately $1,372,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $135,500.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On  April  18, 2000, the LLC purchased a parcel of  land  in
     Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2000, the LLC had advanced $218,724 for the construction of the property and is charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $1,800,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $189,000.

     On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the LLC had advanced $285,108 for the construction of the property and is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $3,510,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $342,000.

     On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the LLC had advanced $36,045 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the LLC. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the six months ended June 30, 2000, the LLC recognized rental income of $49,093. During the same period, the LLC earned $79,094 in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 62% of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the six months ended June 30, 2000 and 1999, the LLC paid administration expenses to affiliated parties of $71,757 and $14,007 respectively. These administration expenses include initial start-up costs and administrative expenses associated with processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the LLC incurred administration expenses from unrelated parties of $6,275 and $900, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, and other property costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income, after adjustment for depreciation, is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital.

        As of June 30, 2000, the LLC's cash distribution rate was
7.0%   on   an  annualized  basis.   Pursuant  to  the  Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to TWI for the construction of a Tumbleweed restaurant  on  the  site.  Through June 30, 2000,  the  LLC  had advanced $628,857 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. The total purchase price, including the cost of the land, will be approximately $1,372,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $135,500.

        On April 18, 2000, the LLC purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2000, the LLC had advanced $218,724 for the construction of the property and is charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $1,800,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $189,000.

        On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the LLC had advanced $285,108 for the construction of the property and is charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $3,510,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $342,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the LLC had advanced $36,045 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        As of June 30, 2000, the LLC's commitments to acquire properties exceeded funds available from current subscription proceeds. The LLC anticipates future subscription proceeds will be adequate to fund the final acquisition of these commitments.

        During the offering of Units, the LLC's primary source of cash flow will be from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. Through June 30, 2000, the LLC raised a total of $6,153,364 from the sale of 6,153.36 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or March 22, 2001. From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $922,741.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                       Description

          10.1   Development   Financing   Agreement
                 dated  June 30, 2000 between the LLC,  AEI
                 Net   Lease  Income  &  Growth  Fund   XIX
                 Limited Partnership, AEI Real Estate  Fund
                 XVIII  Limited  Partnership,  AEI  Private
                 Net    Lease   Millennium   Fund   Limited
                 Partnership  and Razzoo's,  Inc.  relating
                 to   the  property  at  5970  North  Point
                 Parkway, Alpharetta, Georgia.

          10.2   Net  Lease Agreement dated June  30,
                 2000   between  the  LLC,  AEI  Net  Lease
                 Income   &   Growth   Fund   XIX   Limited
                 Partnership,  AEI Real Estate  Fund  XVIII
                 Limited   Partnership,  AEI  Private   Net
                 Lease  Millennium Fund Limited Partnership
                 and   Razzoo's,  Inc.  relating   to   the
                 property  at  5970  North  Point  Parkway,
                 Alpharetta, Georgia.

          27     Financial Data Schedule  for  period
                 ended June 30, 2000.

       b. Reports   filed  on   Form   8-K   -
                 During  the quarter ended June  30,
                 2000,  the  LLC filed a  Form  8-K,
                 dated April 25, 2000, reporting the
                 acquisition  of land  in  Victoria,
                 Texas and San Antonio, Texas.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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