Form 10QSB
period 2000-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2000-11-13
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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

                        Yes         No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

          Statements for the Periods ended September 30, 2000 and 1999:

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)


                             ASSETS

                                                     2000            1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   941,062     $ 2,583,998
  Receivables                                        132,247               0
                                                  -----------     -----------
      Total Current Assets                         1,073,309       2,583,998
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,156,241               0
  Buildings and Equipment                            666,089               0
  Construction in Progress                         1,888,504               0
  Accumulated Depreciation                            (4,082)              0
                                                  -----------     -----------
      Net Investments in Real Estate               5,706,752               0
                                                  -----------     -----------
      Total Assets                               $ 6,780,061     $ 2,583,998
                                                  ===========     ===========


                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $   157,782     $    72,484
  Distributions Payable                              120,065          40,462
                                                  -----------     -----------
      Total Current Liabilities                      277,847         112,946
                                                  -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (5,144)           (633)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 7,913 and 2,994
   Units issued and outstanding in 2000 and
   1999, respectively                              6,507,358       2,471,685
                                                  -----------     -----------
      Total Members' Equity                        6,502,214       2,471,052
                                                  -----------     -----------
        Total Liabilities and Members' Equity    $ 6,780,061     $ 2,583,998
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                 9/30/00       9/30/99    9/30/00      9/30/99

INCOME:
   Rent                        $ 79,213     $       0    $ 128,306  $       0
   Investment Income             47,473           230      126,567        262
                                --------     ---------    ---------  ---------
        Total Income            126,686           230      254,873        262
                                --------     ---------    ---------  ---------

EXPENSES:
   LLC Administration -
     Affiliates                  40,327        15,742      112,084     29,749
   LLC Administration and
     Property Management -
     Unrelated Parties            1,707             0        7,982        900
   Depreciation                   4,082             0        4,082          0
                                --------     ---------    ---------  ---------
        Total Expenses           46,116        15,742      124,148     30,649
                                --------     ---------    ---------  ---------

NET INCOME (LOSS)              $ 80,570     $ (15,512)   $ 130,725  $ (30,387)
                                ========     =========    =========  =========

NET INCOME (LOSS) ALLOCATED:
   Managing Members            $  2,417     $    (155)   $   3,922  $    (304)
   Limited Members               78,153       (15,357)     126,803    (30,083)
                                --------     ---------    ---------  ---------
                               $ 80,570     $ (15,512)   $ 130,725  $ (30,387)
                                ========     =========    =========  =========

NET INCOME (LOSS) PER
  LLC UNIT
  6,735, 1,869, 5,198 and 1,869 weighted average
  Units outstanding for the periods,
  respectively)                $  11.60     $   (8.22)   $   24.39  $  (16.10)
                                ========     =========    =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $   130,725   $   (30,387)

   Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities:
     Depreciation                                        4,082             0
     Increase in Receivables                          (132,247)            0
     Increase in Payable to
        AEI Fund Management, Inc.                       85,298        31,080
                                                    -----------   -----------
        Total Adjustments                              (42,867)       31,080
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                            87,858           693
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                      (5,710,834)            0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members        4,919,429     1,868,616
   Organization and Syndication Costs                 (737,901)     (280,042)
   Increase in Distributions Payable                    79,603             0
   Distributions to Members                           (281,091)            0
                                                    -----------   -----------
        Net Cash Provided By
        Financing Activities                         3,980,040     1,588,574
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (1,642,936)    1,589,267

CASH AND CASH EQUIVALENTS, beginning of period       2,583,998         1,000
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   941,062   $ 1,590,267
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                      Member
                             Managing      Limited                    Units
                             Members       Members       Total     Outstanding


BALANCE, December 31, 1998  $   1,000   $         0   $     1,000           0

  Capital Contributions             0     1,868,616     1,868,616

  Organization and
    Syndication Costs             (60)     (279,982)     (280,042)

  Net Loss                       (304)      (30,083)      (30,387)
                             ---------   -----------   -----------   ---------
BALANCE, September 30, 1999 $     636   $ 1,558,551   $ 1,559,187           0
                             =========   ===========   ===========   =========


BALANCE, December 31, 1999  $    (633)  $ 2,471,685   $ 2,471,052    2,993.82

  Capital Contributions             0     4,919,429     4,919,429    4,919.43

  Organization &
    Syndication Costs               0      (737,901)     (737,901)

  Distributions                (8,433)     (272,658)     (281,091)

  Net Income                    3,922       126,803       130,725
                             ----------  -----------   -----------   ---------
BALANCE, September 30, 2000 $  (5,144)  $ 6,507,358   $ 6,502,214    7,913.25
                             =========   ===========   ===========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At September 30, 2000, 7,913.25 Units ($7,913,247) were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000. The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

(3)  Investments in Real Estate -

     On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to TWI for the construction of a Tumbleweed restaurant on the site.
     Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,235,159.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On  April  18, 2000, the LLC purchased a parcel of  land  in
     Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2000, the LLC had advanced $910,285 for the construction of the property and is charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $1,800,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $189,000.

     On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the LLC had advanced $942,174 for the construction of the property and is charging interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. The total purchase price, including the cost of the land, will be approximately $3,510,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $342,000.

     On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the LLC had advanced $36,045 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

(4)  Receivables -

     At September 30, 2000, the LLC had receivables of construction interest and rent in the amount of $37,118 and $95,129, respectively. These amounts are accrued on the transactions discussed in Note 3 and are collected upon completion of the properties.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the LLC. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the nine months ended September 30, 2000, the LLC recognized rental income of $128,306. During the same period, the LLC earned $126,567 in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 50% of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the nine months ended September 30, 2000 and 1999, the LLC paid administration expenses to affiliated parties of $112,084 and $29,749 respectively. These administration expenses include initial start-up costs and administrative expenses associated with processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the LLC incurred administration expenses from unrelated parties of $7,982 and $900, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, and other property costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income, after adjustment for depreciation, is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital.

       As of September 30, 2000, the LLC's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058.
Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,235,159.

        On April 18, 2000, the LLC purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2000, the LLC had advanced $910,285 for the construction of the property and is charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $1,800,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $189,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the LLC had advanced $942,174 for the construction of the property and is charging interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. The total purchase price, including the cost of the land, will be approximately $3,510,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $342,000.

        On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the LLC had advanced
$36,045 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

       As of September 30, 2000, the LLC's commitments to acquire properties exceeded funds available from current subscription proceeds. The LLC anticipates future subscription proceeds will be adequate to fund the final acquisition of these commitments.

        During the offering of Units, the LLC's primary source of cash flow will be from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. Through September 30, 2000, the LLC raised a total of $7,913,247 from the sale of 7,913.25 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or March 22, 2001. From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $1,186,719.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the LLC operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the LLC is a party or of which the LLC's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                            Description

         10.1   First   Amendment  to   Net   Lease
                Agreement dated August 23, 2000 between the LLC and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane,
                Kettering, Ohio.

         10.2   Second  Amendment  to   Net   Lease
                Agreement dated August 23, 2000 between the LLC and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane,
                Kettering, Ohio.

         27     Financial Data Schedule  for  period
                ended September 30, 2000.

      b. Reports filed  on   Form   8-K   -
                During  the quarter ended September
                30, 2000, the LLC filed a Form 8-K,
                dated  August  28, 2000,  reporting
                the  acquisition  of  a  Tumbleweed
                restaurant in Kettering, Ohio.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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