Form 10KSB
period 2000-12-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2001-03-30
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

               Commission file number:  000-30449

                 AEI INCOME & GROWTH FUND 23 LLC
         (Name of Small Business Issuer in its Charter)

        State of Delaware                41-1922579
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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $432,076.

As of February 28, 2001, there were 10,783.517 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $10,783,517.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes       No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 23 LLC (the "LLC" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on October 14, 1998. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member of the LLC, Robert P. Johnson, the President and sole shareholder of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The LLC offered for sale up to $24,000,000 of limited membership interests (the "Units") (24,000 Units at $1,000 per Unit)
pursuant to a registration statement effective March 23, 1999. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At December 31, 2000, 10,783.517 Units ($10,783,517)
were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000. The Managing Member has extended the offering of Units to the earlier of completion of sale of all Units or March 22, 2001.

        The LLC was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 2000, the LLC had purchased four properties, including a partial interest in one property, at a total cost of $7,011,348. The properties are commercial, single tenant buildings leased under triple net leases. The LLC is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the LLC's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 17 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the LLC to receive additional rent in future years based on stated rent increases.

       The leases provide the lessees with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property. Depending on the lease, the purchase price will be either determined by a formula, or the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

        On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058.
Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,216,111.

        On April 18, 2000, the LLC purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC charged interest on the advances at a rate of 10.5%. On December 7, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $175,613. Total acquisition costs, including the cost of the land, were $1,662,598.

        On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. On December 19, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $338,837. Total acquisition costs, including the cost of the land, were $3,434,725.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $697,914. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the LLC had advanced $319,420 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

       On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,092,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $115,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.

Major Tenants

        During 2000, three of the LLC's lessees each contributed more than ten percent of the LLC's total rental revenue. The major tenants in aggregate contributed 100% of the LLC's total rental revenue in 2000. Because the LLC has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the LLC's rental income in 2001 and future years. In the event that certain tenants contribute more than ten percent of the LLC's rental income in future years, any failure of these major tenants could materially affect the LLC's net income and cash distributions.

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

Description of Properties

         The LLC's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The LLC holds an undivided fee simple interest in the properties.

         The LLC's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the LLC decides to sell the property. At this time, the LLC will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the LLC would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The LLC's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

       The following table is a summary of the properties that the LLC acquired and owned as of December 31, 2000.

                              Total Property              Annual    Annual
                     Purchase   Acquisition                Lease    Rent Per
Property               Date       Costs      Lessee       Payment   Sq. Ft.

Tumbleweed Restaurant                      Tumbleweed,
 Kettering, OH       8/23/00  $1,216,111      Inc.        $ 120,821  $22.04

Johnny Carino's Restaurant               Kona Restaurant
 Victoria, TX        12/7/00  $1,662,598    Group, Inc.   $ 175,613  $27.13

Razzoo's Restaurant
 San Antonio, TX    12/19/00  $3,434,725 Razzoo's, Inc.   $ 338,837  $41.86

Razzoo's Restaurant
 Alpharetta, GA
 (44.0%)
 (land only) (1)     6/30/00  $  697,914 Razzoo's, Inc.   $  68,983  $19.37


(1)Restaurant was under construction as of December 31, 2000.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The property listed above with a partial ownership percentage is owned with affiliates of the LLC. The remaining interest in the Razzoo's restaurant is owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership.

        Each  entity owns a separate, undivided interest  in  the
properties. No specific agreement or commitment exists between the entities as to the management of their respective interests in the properties, and the entity that holds more than a 50% interest does not control decisions over the other entity's interest.

        The initial Lease terms are for 15 years, except the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except the Johnny Carino's restaurant which has renewal options which may extend the Lease term an additional 15 years.

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the LLC's operations.

        For tax purposes, the LLC's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the LLC has tax-exempt Members, the LLC is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

        Through December 31, 2000, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S LLC UNITS AND RELATED
          SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 376 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in March, 2002, the LLC may acquire Units from Limited Members who have tendered their Units to the LLC. Such Units may be acquired at a discount. The LLC is not obligated to purchase in any year more than 2% of the total number of Units outstanding at the beginning of the year. In no event shall the LLC be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the LLC.

        Cash distributions of $13,297 and $1,235 were made to the Managing Members and $429,945 and $39,927 were made to the
Limited Members in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the year ended December 31, 2000, the LLC recognized rental income of $238,577. For the years ended December 31, 2000 and 1999, the LLC earned $193,499 and $25,872, respectively, in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 45% and 100%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

       During the years ended December 31, 2000 and 1999, the LLC paid LLC administration expenses to affiliated parties of
$152,110 and $58,753, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the LLC incurred LLC administration and property management expenses from unrelated parties of $13,198 and $905, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital for accounting purposes.

        As of December 31, 2000, the LLC's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

       Since the LLC has only recently purchased its real estate, inflation has had a minimal effect on income from operations. The Leases contain cost of living increases which will result in an increase in rental income over the term of the Leases. Inflation also may cause the LLC's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the LLC's Net Cash Flow available for distributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        The LLC's primary sources of cash are proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units, the organization of the LLC, the management of properties, the administration of the LLC, and the payment of distributions.

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

        On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058.
Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,216,111.

        On April 18, 2000, the LLC purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC charged interest on the advances at a rate of 10.5%. On December 7, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $175,613. Total acquisition costs, including the cost of the land, were $1,662,598.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. On December 19, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $338,837. Total acquisition costs, including the cost of the land, were $3,434,725.

        On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $697,914. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the LLC had advanced $319,420 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

       On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,092,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $115,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.

        During the offering of Units, the LLC's primary source of cash flow is from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. Through December 31, 2000, the LLC raised a total of $10,783,517 from the sale of 10,783.52 Units. The Managing Member has extended the offering of Units to the earlier of completion of sale of all Units or March 22, 2001. From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $1,617,255.

        After completion of the acquisition phase, the LLC's primary use of cash flow is distribution and redemption payments to Members. The LLC declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The LLC attempts to maintain a stable distribution rate from quarter to quarter.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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





                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Operations

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 2000 and 1999 and the related statements of operations, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis, Minnesota        /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  25, 2001                Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants


                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,889,397    $ 2,583,998
  Receivables                                          35,941              0
                                                   -----------    -----------
      Total Current Assets                          1,925,338      2,583,998
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,137,986              0
  Buildings and Equipment                           3,873,362              0
  Construction in Progress                            319,420              0
  Accumulated Depreciation                            (17,427)             0
                                                   -----------    -----------
      Net Investments in Real Estate                7,313,341              0
                                                   -----------    -----------
          Total Assets                            $ 9,238,679    $ 2,583,998
                                                   ===========    ===========


                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   180,215    $    72,484
  Distributions Payable                               160,051         40,462
                                                   -----------    -----------
      Total Current Liabilities                       340,266        112,946
                                                   -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                             (6,450)          (633)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 10,784 and 2,994
   Units  issued and outstanding in 2000 and 1999   8,904,863      2,471,685
                                                   -----------    -----------
      Total Members' Equity                         8,898,413      2,471,052
                                                   -----------    -----------
           Total  Liabilities and Members' Equity $ 9,238,679    $ 2,583,998
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31



                                                     2000            1999

INCOME:
   Rent                                          $   238,577     $         0
   Investment Income                                 193,499          25,872
                                                  -----------     -----------
        Total Income                                 432,076          25,872
                                                  -----------     -----------

EXPENSES:
   LLC Administration - Affiliates                   152,110          58,753
   LLC Administration and Property
      Management - Unrelated Parties                  13,198             905
      Depreciation                                    17,427               0
                                                  -----------     -----------
        Total Expenses                               182,735          59,658
                                                  -----------     -----------

NET INCOME (LOSS)                                $   249,341     $   (33,786)
                                                  ===========     ===========

NET INCOME (LOSS) ALLOCATED:
   Managing Members                              $     7,480     $      (338)
   Limited Members                                   241,861         (33,448)
                                                  -----------     -----------
                                                 $   249,341     $   (33,786)
                                                  ===========     ===========

NET INCOME (LOSS) PER LIMITED MEMBERSHIP UNIT
 (6,150 and 2,289 weighted average Units
 outstanding in 2000 and 1999, respectively)     $     39.33     $    (14.61)
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                        2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $   249,341   $   (33,786)

   Adjustments To Reconcile Net Income (Loss)
   To Net Cash Provided By Operating Activities:
     Depreciation                                       17,427             0
     Increase in Receivables                           (35,941)            0
     Increase in Payable to
        AEI Fund Management, Inc.                      107,731        72,484
                                                    -----------   -----------
             Total Adjustments                          89,217        72,484
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           338,558        38,698
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                    (7,330,768)            0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members        7,789,699     2,993,818
   Organization and Syndication Costs               (1,168,437)     (448,818)
   Increase in Distributions Payable                   119,589        40,462
   Distributions to Members                           (443,242)      (41,162)
                                                    -----------   -----------
        Net Cash Provided By
        Financing Activities                         6,297,609     2,544,300
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (694,601)    2,582,998

CASH AND CASH EQUIVALENTS, beginning of period       2,583,998         1,000
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,889,397   $ 2,583,998
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                     Member
                             Managing     Limited                   Units
                             Members      Members       Total    Outstanding


BALANCE, December 31, 1998   $ 1,000   $        0   $    1,000            0

  Capital Contributions            0    2,993,818    2,993,818     2,993.82

  Organization and
    Syndication Costs            (60)    (448,758)    (448,818)

  Distributions               (1,235)     (39,927)     (41,162)

  Net Loss                      (338)     (33,448)     (33,786)
                              --------  -----------  -----------  ----------
BALANCE, December 31, 1999      (633)   2,471,685    2,471,052     2,993.82

  Capital Contributions            0    7,789,699    7,789,699     7,789.70

  Organization &
    Syndication Costs              0   (1,168,437)  (1,168,437)

  Distributions              (13,297)    (429,945)    (443,242)

  Net Income                   7,480      241,861      249,341
                              --------  -----------  -----------  ----------
BALANCE, December 31, 2000   $(6,450)  $8,904,863   $8,898,413    10,783.52
                              ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. At December 31, 2000, 10,783.52 Units ($10,783,517) were subscribed and accepted by the LLC. The Managing Members have contributed capital of $1,000. The Managing Member has extended the offering of Units to the earlier of completion of sale of all Units or March 22, 2001. The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

                   DECEMBER 31, 2000 AND 1999

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

      The LLC regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

      The LLC's cash is deposited primarily in one financial institution and at times during the year it may exceed
      FDIC insurance limits.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Real Estate

      The LLC's real estate is leased under triple net leases classified as operating leases. The LLC recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

      Real estate is recorded at the lower of cost or estimated net realizable value. The LLC compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the LLC recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

      The LLC has capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs will be allocated to the land, buildings and equipment.

      The  building  and  equipment of the  LLC  are  depreciated using  the  straight-line  method for  financial  reporting purposes based on estimated useful lives of 25 years and  5 years, respectively.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions -

     The LLC owns a 44.0% interest in a Razzoo's restaurant under construction in Alpharetta, Georgia. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC. The LLC owns a 48.0% interest in a Johnny Carino's restaurant under construction in San Antonio, Texas. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

     Each entity owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the entities as to the management of their respective interests in the properties, and the entity that holds more than a 50% interest does not control decisions over the other entity's interest. The financial statements reflect only this entity's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the LLC:

                                        Total Incurred by the LLC
                                     for the Years Ended December 31

                                                 2000          1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  LLC's operations, maintaining the
  LLC's books and communicating
  the results of operations to the Limited
  Members.                                     $ 152,110     $  58,753
                                                ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the LLC's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  13,198     $     905
                                                ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the LLC.  The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the LLC from
  the lessees in the amount of $223,076
  for 2000.                                    $ (79,422)    $       0
                                                ========      ========

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)
                                        Total Incurred by the LLC
                                     for the Years Ended December 31

                                                 2000           1999
d.ASI was the underwriter of the LLC offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                     $ 778,952     $ 299,127
                                                ========      ========
e.AEI is reimbursed for all costs incurred in
  connection with managing the LLC's
  offering and organization.                   $ 130,414     $  46,632
                                                ========      ========
f.AEI is reimbursed for all direct expenses it
  has paid on the LLC's behalf to third parties
  relating to the offering and organization of
  the LLC.  These expenses included printing
  costs, legal and filing fees, direct
  administrative costs, underwriting costs
  and due diligence fees.                      $ 259,071     $ 103,059
                                                ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e, and
     f. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)Investments in Real Estate -

     The LLC leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years except for the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except the Johnny Carino's restaurant which has renewal options which may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the LLC to receive additional rent in future years based on stated rent increases.

     The  LLC's  properties  are  all  commercial,  single-tenant
     buildings and were constructed and acquired in 2000.   There
     have been no costs capitalized as improvements subsequent to the acquisition.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 2000 are as follows:

                                          Buildings and         Accumulated
Property                           Land     Equipment    Total  Depreciation

Tumbleweed, Kettering, OH     $  473,800  $  742,311  $1,216,111  $ 12,059
Johnny Carino's, Victoria, TX    413,855   1,248,743   1,662,598     2,137
Razzoo's, San Antonio, TX      1,552,417   1,882,308   3,434,725     3,231
Razzoo's Alpharetta, GA          697,914           0     697,914         0
                               ----------  ----------  ----------  --------
                              $3,137,986  $3,873,362  $7,011,348  $ 17,427
                               ==========  ==========  ==========  ========


     On February 25, 2000, the LLC purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to TWI for the construction of a Tumbleweed restaurant on the site.
     Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,216,111.

     On  April  18, 2000, the LLC purchased a parcel of  land  in
     Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC charged interest on the advances at a rate of 10.5%. On December 7, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $175,613. Total acquisition costs, including the cost of the land, were $1,662,598.

     On April 19, 2000, the LLC purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. On December 19, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $338,837. Total acquisition costs, including the cost of the land, were $3,434,725.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $697,914. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the LLC had advanced
     $319,420  for  the  construction of  the  property  and  was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000.

     On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,092,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $115,000.

     The minimum future rentals on the Lease for years subsequent to December 31, 2000 are as follows:

                       2001          $   704,254
                       2002              704,254
                       2003              716,423
                       2004              719,845
                       2005              723,301
                       Thereafter      7,924,600
                                      -----------
                                     $11,492,677
                                      ===========

     There were no contingent rents recognized in 2000.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Major Tenants -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the LLC's total rent revenue for the year ended December 31:

                                                       2000
      Tenants                       Industry

     Razzoo's, Inc.                Restaurant       $ 136,064
     Tumbleweed, Inc.              Restaurant          63,383
     Kona Restaurant Group, Inc.   Restaurant          39,130
                                                     ---------

     Aggregate rent revenue of major tenants        $ 238,577
                                                     =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   100%
                                                     =========

(6)  Members' Capital -

     Cash  distributions of $13,297 and $1,235 were made  to  the
     Managing Members and $429,945 and $39,927 were made to the Limited Members for the years ended December 31, 2000 and 1999, respectively. The Limited Members' distributions represent $69.91 and $17.44 per LLC Unit outstanding using 6,150 and 2,289 weighted average Units in 2000 and 1999, respectively. The distributions represent $39.33 and $0 per Unit of Net Income and $30.58 and $17.44 per Unit of return of contributed capital in 2000 and 1999, respectively.

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

                   DECEMBER 31, 2000 AND 1999

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2000        1999

     Net Income (Loss) for Financial
      Reporting Purposes                    $ 249,341    $ (33,786)

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                          260            0

     Capitalized Start-Up Costs
      Under Section 195                        85,797       59,658

     Amortization of Start-Up and
      Organization Costs                      (12,967)           0
                                             ---------    ---------
           Taxable Income to Members        $ 322,431    $  25,872
                                             =========    =========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                             2000         1999

     Members' Equity for
      Financial Reporting Purposes       $ 8,898,413  $ 2,471,052

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                         260            0

     Capitalized Start-Up Costs
      Under Section 195                      145,455       59,658

     Amortization of Start-Up and
      Organization Costs                     (12,967)           0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes     1,609,564      448,818
                                          -----------  -----------
           Members' Equity for
              Tax Reporting Purposes     $10,640,725  $ 2,979,528
                                          ===========  ===========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                    2000                     1999
                           Carrying      Fair       Carrying      Fair
                            Amount       Value       Amount       Value

     Money  Market Funds  $1,889,397   $1,889,397   $2,583,998   $2,583,998
                           ----------   ----------   ----------   ----------
      Total Cash and
        Cash Equivalents  $1,889,397   $1,889,397   $2,583,998   $2,583,998
                           ==========   ==========   ==========   ==========


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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the LLC to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2001:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2000.

Person or Entity                                       Amount Incurred From
 Receiving                    Form and Method     Inception (October 14, 1998)
Compensation                  of Compensation          To December 31, 2000

AEI Securities, Inc.  Selling Commissions equal to 10%       $1,078,079
                      of proceeds, most of which were
                      reallowed to Participating
                      Dealers.

Managing Members      Reimbursement at Cost for other        $  539,176
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all          $  (79,422)
and Affiliates        Acquisition Expenses

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                       Amount Incurred From
 Receiving                    Form and Method     Inception (October 14, 1998)
Compensation                  of Compensation          To December 31, 2000

Managing Members      Reimbursement at Cost for all          $  210,863
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties  and  all  other  transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all expenses $        0
and Affiliates        related to the disposition of the
                      Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year.$   14,532

Managing Members      1%  of distributions of Net Proceeds   $        0
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


        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing
Members and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the Managing Members and their affiliates did not exceed these amounts.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                           Description

10.2  Development  Financing Agreement  dated  February  25,
      2000, between AEI Income & Growth Fund 23 LLC and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to
      Exhibit 10.2 of Form 10-KSB filed on March 10, 2000).

10.3  Net  Lease Agreement dated February 25, 2000,  between
      AEI Income & Growth Fund 23 LLC and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on March 10, 2000).

10.4 Development Financing Agreement dated April 18, 2000 between the LLC and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 25, 2000).

10.5  Net  Lease Agreement dated April 18, 2000 between  the
      LLC and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 25, 2000).

10.6 Development Financing Agreement dated April 19, 2000 between the LLC and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 25, 2000).

10.7  Net  Lease Agreement dated April 19, 2000 between  the
      LLC and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 25,
      2000).

10.8 Development Financing Agreement dated June 30, 2000 between the LLC, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

10.9  Net  Lease Agreement dated June 30, 2000  between  the
      LLC, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

10.10 First  Amendment  to Net  Lease  Agreement  dated
      August 23, 2000, between the LLC and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 28, 2000).

10.11 Second  Amendment to Net  Lease  Agreement  dated
      August 23, 2000 between the LLC and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 7, 2000).

10.12 First  Amendment  to Net  Lease  Agreement  dated
      December 7, 2000 between the LLC and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Form 8-K filed on December 8, 2000).

10.13 First  Amendment  to Net  Lease  Agreement  dated
      December 19, 2000 between the LLC and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit
      10.2 of Form 8-K filed on December 22, 2000).

10.14 Development Financing Agreement dated February  2,
      2001  between  the LLC, AEI Net Lease Income &  Growth  Fund
      XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas.

10.15 Net  Lease  Agreement  dated  February  2,   2001
      between the LLC, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.  (Continued)

         B. Reports on Form 8-K -

            During the quarter ended December 31, 2000, the LLC filed two Form 8-K's:

            On December 8, 2000, reporting the acquisition of a Johnny Carino's restaurant in Victoria, Texas.

            On  December 22, 2000, reporting   the   acquisition
            of a Razzoo's  restaurant in  San  Antonio, Texas.


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

                        AEI INCOME & GROWTH FUND 23
                        Limited Liability Company
                        By: AEI Fund Management XXI, Inc.
                        Its Managing Member



March 9, 2001           By: /s/ Robert P. Johnson
                                Robert P. Johnson, President and Director
                                (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                Title                       Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 9, 2001
    Robert P. Johnson  and Sole Director of Managing Member

/s/ Mark E. Larson     Executive Vice President, Treasurer     March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)