Form 10QSB
period 2001-03-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2001-05-15
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

               Commission file number:  000-30449


                   AEI INCOME & GROWTH FUND 23 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Delaware                    41-1922579
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

                         Yes       No [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

           Income

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)


                             ASSETS

                                                     2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,334,309    $ 1,889,397
  Receivables                                         47,650         35,941
                                                  -----------    -----------
      Total Current Assets                         2,381,959      1,925,338
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,865,287      3,137,986
  Buildings and Equipment                          4,215,156      3,873,362
  Construction in Progress                           508,404        319,420
  Accumulated Depreciation                           (57,674)       (17,427)
                                                  -----------    -----------
      Net Investments in Real Estate               8,531,173      7,313,341
                                                  -----------    -----------
           Total  Assets                         $10,913,132    $ 9,238,679
                                                  ===========    ===========


                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $   173,249    $   180,215
  Distributions Payable                              200,480        160,051
                                                  -----------    -----------
      Total Current Liabilities                      373,729        340,266
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (8,699)        (6,450)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 12,802 and 10,784
   Units issued and outstanding in 2001 and
   2000, respectively                             10,548,102      8,904,863
                                                  -----------    -----------
      Total Members' Equity                       10,539,403      8,898,413
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $10,913,132    $ 9,238,679
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001          2000

INCOME:
   Rent                                          $   190,649    $     3,816
   Investment Income                                  38,075         39,386
                                                  -----------    -----------
        Total Income                                 228,724         43,202
                                                  -----------    -----------

EXPENSES:
   LLC Administration - Affiliates                    50,501         37,478
   LLC Administration and Property
      Management - Unrelated Parties                  10,389          4,039
      Depreciation                                    40,247              0
                                                  -----------    -----------
        Total Expenses                               101,137         41,517
                                                  -----------    -----------

NET INCOME                                       $   127,587    $     1,685
                                                  ===========    ===========

NET INCOME ALLOCATED:
   Managing Members                              $     3,828    $        50
   Limited Members                                   123,759          1,635
                                                  -----------    -----------
                                                 $   127,587    $     1,685
                                                  ===========    ===========

NET INCOME PER LIMITED MEMBERSHIP UNIT
 (11,229 and 3,601 weighted average Units
 outstanding in 2001 and 2000, respectively)     $     11.02    $       .45
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                  $   127,587    $     1,685

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     40,247              0
     Increase in Receivables                         (11,709)        (4,990)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (6,966)        41,579
                                                  -----------    -----------
        Total Adjustments                             21,572         36,589
                                                  -----------    -----------
        Net Cash Provided By
        Operating Activities                         149,159         38,274
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                    (1,258,079)      (699,516)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital  Contributions from Limited Members     2,018,803      1,766,092
   Organization and Syndication Costs               (302,820)      (264,910)
   Increase in Distributions Payable                  40,429         23,454
   Distributions to Members                         (202,580)       (64,616)
                                                  -----------    -----------
        Net Cash Provided By
        Financing Activities                       1,553,832      1,460,020
                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            444,912        798,778

CASH AND CASH EQUIVALENTS, beginning of period     1,889,397      2,583,998
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,334,309    $ 3,382,776
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                   Limited
                                                                    Member
                            Managing     Limited                    Units
                            Members      Members       Total      Outstanding


BALANCE, December 31, 1999 $  (633)   $ 2,471,685  $ 2,471,052     2,993.82

  Capital Contributions           0     1,766,092    1,766,092     1,766.09

  Organization &
    Syndication Costs             0      (264,910)    (264,910)

  Distributions              (1,938)      (62,678)     (64,616)

  Net Income                     50         1,635        1,685
                            --------   -----------  -----------   ----------
BALANCE, March 31, 2000    $ (2,521)  $ 3,911,824  $ 3,909,303     4,759.91
                            ========   ===========  ===========   ==========


BALANCE, December 31, 2000 $ (6,450)  $ 8,904,863  $ 8,898,413    10,783.52

  Capital Contributions           0     2,018,803    2,018,803     2,018.80

  Organization &
    Syndication Costs             0      (302,820)    (302,820)

  Distributions              (6,077)     (196,503)    (202,580)

  Net Income                  3,828       123,759      127,587
                            --------   -----------  -----------  -----------
BALANCE, March 31, 2001    $ (8,699)  $10,548,102  $10,539,403    12,802.32
                            ========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. Through March 31, 2001, the LLC had accepted subscriptions for 12,802.321 Limited Membership Units ($12,802,321). The Managing Members have contributed capital of $1,000. The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

     On March 30, 2001, the LLC purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $462,023. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the LLC.

     On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $697,914. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the LLC had advanced $465,950 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

     On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the LLC had advanced $28,067 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,092,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $115,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On March 8, 2001, the LLC purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the LLC had advanced $14,387 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $504,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $53,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the LLC.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the LLC. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the LLC recognized rental income of $190,649 and $3,816, respectively. During the same periods, the LLC earned $38,075 and $39,386, respectively, in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 17% and 91%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

       During the three months ended March 31, 2001 and 2000, the LLC paid LLC administration expenses to affiliated parties of $50,501 and $37,478, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the LLC incurred LLC administration and property management expenses from unrelated parties of $10,389 and $4,039, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital for accounting purposes.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       As of March 31, 2001, the LLC's cash distribution rate was
7.0%   on   an  annualized  basis.   Pursuant  to  the  Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        On March 30, 2001, the LLC purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $462,023. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the LLC.

        On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $697,914. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the LLC had advanced $465,950 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective
November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,685,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $164,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

       On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the LLC had advanced $28,067 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,092,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $115,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On March 8, 2001, the LLC purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant  on  the site.  Through March 31, 2001,  the  LLC  had advanced $14,387 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $504,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $53,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the LLC.

        During the offering of Units, the LLC's primary source of cash flow is from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. The offering terminated March 22, 2001 when the extended offering period expired. Through March 31, 2001, the LLC had accepted subscriptions for 12,802.321 Limited Membership Units ($12,802,321). From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $1,920,075.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                        Description

       10.1 Development Financing Agreement dated March 8, 2001 between the LLC, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

       10.2  Net  Lease  Agreement dated March 8, 2001  between  the
       LLC, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

       10.3  Net  Lease Agreement dated March 30, 2001  between  the
       LLC, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 5524 New Albany Road, New Albany, Ohio.

       b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001          AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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