Form 10QSB
period 2001-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2001-08-14
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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

                         Yes         No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

Item 1.Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

           Income

           Cash Flows

           Changes in Members' Equity

        Notes to Financial Statements

Item 2.Management's Discussion and Analysis

PART II.Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)


                             ASSETS

                                                   2001             2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,619,357      $ 1,889,397
  Receivables                                       72,055           35,941
                                                -----------      -----------
      Total Current Assets                       1,691,412        1,925,338
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           3,863,674        3,137,986
  Buildings and Equipment                        4,216,005        3,873,362
  Construction in Progress                       1,502,737          319,420
  Accumulated Depreciation                        (101,347)         (17,427)
                                                -----------      -----------
      Net Investments in Real Estate             9,481,069        7,313,341
                                                -----------      -----------
           Total  Assets                       $11,172,481      $ 9,238,679
                                                ===========      ===========


                            LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     7,843      $   180,215
  Distributions Payable                            235,448          160,051
                                                -----------      -----------
      Total Current Liabilities                    243,291          340,266
                                                -----------      -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (10,955)          (6,450)
  Limited Members' Equity, $1,000 Unit Value;
      24,000 Units authorized; 13,349 and 10,784
      Units issued and outstanding in 2001 and
      2000, respectively                        10,940,145        8,904,863
                                                -----------      -----------
      Total Members' Equity                     10,929,190        8,898,413
                                                -----------      -----------
        Total Liabilities and Members' Equity  $11,172,481      $ 9,238,679
                                                ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended         Six Months Ended
                             6/30/01       6/30/00     6/30/01      6/30/00

INCOME:
   Rent                     $ 212,700    $  45,277    $ 403,349   $  49,093
   Investment Income           57,705       39,708       95,780      79,094
                             ---------    ---------    ---------   ---------
        Total Income          270,405       84,985      499,129     128,187
                             ---------    ---------    ---------   ---------

EXPENSES:
   LLC Administration -
    Affiliates                 39,537       34,279       90,038      71,757
   LLC Administration and
    Property Management -
    Unrelated Parties          24,809        2,236       35,198       6,275
   Depreciation                43,673            0       83,920           0
                             ---------    ---------    ---------   ---------
        Total Expenses        108,019       36,515      209,156      78,032
                             ---------    ---------    ---------   ---------

NET INCOME                  $ 162,386    $  48,470    $ 289,973   $  50,155
                             =========    =========    =========   =========

NET INCOME ALLOCATED:
   Managing Members         $   4,871    $   1,455    $   8,699   $   1,505
   Limited Members            157,515       47,015      281,274      48,650
                             ---------    ---------    ---------   ---------
                            $ 162,386    $  48,470    $ 289,973   $  50,155
                             =========    =========    =========   =========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT
  (13,167, 5,285, 12,198 and 4,443 weighted
   average Units outstanding for the
   periods, respectively)   $   11.96    $    8.90    $   23.06   $   10.95
                             =========    =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   289,973   $    50,155

   Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities:
     Depreciation                                        83,920             0
     Increase in Receivables                            (36,114)      (61,938)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (172,372)       57,811
                                                     -----------   -----------
        Total Adjustments                              (124,566)       (4,127)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            165,407        46,028
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                      (2,251,648)   (4,226,794)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members         2,565,803     3,159,546
   Organization and Syndication Costs                  (384,870)     (473,923)
   Increase in Distributions Payable                     75,397        53,090
   Distributions to Members                            (440,129)     (159,510)
                                                     -----------   -----------
        Net Cash Provided By
        Financing Activities                          1,816,201     2,579,203
                                                     -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (270,040)   (1,601,563)

CASH AND CASH EQUIVALENTS, beginning of period        1,889,397     2,583,998
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,619,357   $   982,435
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                   Limited
                                                                    Member
                            Managing     Limited                    Units
                            Members      Members       Total     Outstanding

BALANCE, December 31, 1999 $  (633)   $ 2,471,685   $ 2,471,052     2,993.82

  Capital Contributions          0      3,159,546     3,159,546     3,159.54

  Organization &
    Syndication Costs            0       (473,923)     (473,923)

  Distributions             (4,785)      (154,725)     (159,510)

  Net Income                 1,505         48,650        50,155
                            --------    -----------  -----------  -----------
BALANCE, June 30, 2000     $(3,913)    $ 5,051,233  $ 5,047,320     6,153.36
                            ========    ===========  ===========  ===========


BALANCE, December 31, 2000 $(6,450)    $ 8,904,863  $ 8,898,413    10,783.52

  Capital Contributions          0       2,565,803    2,565,803     2,565.80

  Organization &
   Syndication Costs             0        (384,870)    (384,870)

  Distributions            (13,204)       (426,925)    (440,129)

  Net Income                 8,699         281,274      289,973
                            --------    -----------  -----------  -----------
BALANCE, June 30, 2001    $(10,955)    $10,940,145  $10,929,190    13,349.32
                            ========    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The LLC received subscriptions for 13,349.321 Limited Membership Units ($13,349,321). The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

     Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $13,349,321 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(2)  Organization - (Continued)

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

                          JUNE 30, 2001
                           (Continued)

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

     On March 30, 2001, the LLC purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $463,171. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the LLC.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $697,914. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2001, the LLC had advanced $818,711 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $162,681. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,668,500. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

     On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the LLC had advanced $537,104 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,092,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $115,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.

     On March 8, 2001, the LLC purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the LLC had advanced $146,922 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $504,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $53,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the LLC.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the LLC. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the LLC recognized rental income of $403,349 and $49,093, respectively. During the same periods, the LLC earned $95,780 and $79,094, respectively, in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 19% and 62%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the six months ended June 30, 2001 and 2000, the LLC paid LLC administration expenses to affiliated parties of $90,038 and $71,757, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the LLC incurred LLC administration and property management expenses from unrelated parties of $35,198 and $6,275, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 2001, the LLC's cash distribution rate was
7.0%   on   an  annualized  basis.   Pursuant  to  the  Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        On March 30, 2001, the LLC purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $463,171. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the LLC.

        On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $697,914. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2001, the LLC had advanced $818,711 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective
November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $162,681. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,668,500. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

       On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the LLC had advanced $537,104 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,092,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $115,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On March 8, 2001, the LLC purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant  on  the  site.  Through June 30, 2001,  the  LLC  had advanced $146,922 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $504,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $53,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the LLC.

        During the offering of Units, the LLC's primary source of cash flow is from the sale of LLC Units. The LLC commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. The offering terminated March 22, 2001 when the extended offering period expired. The LLC received subscriptions for 13,349.321 Limited Membership Units ($13,349,321). From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $2,002,125.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 First Amendment to Net Lease Agreement dated July 11, 2001 between the LLC, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 25,
       2001).

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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