Form 10QSB
period 2001-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2001-11-05
CIK 1073363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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

                        Yes        No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)


                             ASSETS

                                                 2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                  $   321,527    $ 1,889,397
  Receivables                                     73,457         35,941
                                              -----------    -----------
      Total Current Assets                       394,984      1,925,338
                                              -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         4,213,495      3,137,986
  Buildings and Equipment                      5,994,940      3,873,362
  Construction in Progress                       646,153        319,420
  Accumulated Depreciation                      (155,078)       (17,427)
                                              -----------    -----------
      Net Investments in Real Estate          10,699,510      7,313,341
                                              -----------    -----------
           Total  Assets                     $11,094,494    $ 9,238,679
                                              ===========    ===========


                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $         0    $   180,215
  Distributions Payable                          238,738        160,051
  Unearned Rent                                    4,414              0
                                              -----------    -----------
      Total Current Liabilities                  243,152        340,266
                                              -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                       (13,290)        (6,450)
  Limited Members' Equity, $1,000 Unit Value;
    24,000 Units authorized; 13,349 and 10,784
    Units issued and outstanding in 2001 and
    2000, respectively                        10,864,632      8,904,863
                                              -----------    -----------
      Total Members' Equity                   10,851,342      8,898,413
                                              -----------    -----------
       Total Liabilities and Members' Equity $11,094,494    $ 9,238,679
                                              ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended        Nine Months Ended
                             9/30/01      9/30/00      9/30/01       9/30/00

INCOME:
   Rent                     $ 233,603    $  79,213    $ 636,952    $ 128,306
   Investment Income           32,445       47,473      128,225      126,567
                             ---------    ---------    ---------    ---------
        Total Income          266,048      126,686      765,177      254,873
                             ---------    ---------    ---------    ---------

EXPENSES:
   LLC Administration -
     Affiliates                44,169       40,327      134,207      112,084
   LLC Administration and
     Property Management -
     Unrelated Parties          5,158        1,707       40,356        7,982
   Depreciation                53,731        4,082      137,651        4,082
                             ---------    ---------    ---------    ---------
        Total Expenses        103,058       46,116      312,214      124,148
                             ---------    ---------    ---------    ---------

NET INCOME                  $ 162,990    $  80,570    $ 452,963    $ 130,725
                             =========    =========    =========    =========

NET INCOME ALLOCATED:
   Managing Members         $   4,890    $   2,417    $  13,589    $   3,922
   Limited Members            158,100       78,153      439,374      126,803
                             ---------    ---------    ---------    ---------
                            $ 162,990    $  80,570    $ 452,963    $ 130,725
                             =========    =========    =========    =========

NET INCOME PER
  LIMITED MEMBERSHIP UNIT
   (13,349, 6,735, 12,582,
   and 5,198 weighted average
   Units outstanding for the
   periods, respectively)   $   11.84    $   11.60    $   34.92    $   24.39
                             =========    =========    =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   452,963   $   130,725

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      137,651         4,082
     Increase in Receivables                           (37,516)     (132,247)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (180,215)       85,298
     Increase in Unearned Rent                           4,414             0
                                                    -----------   -----------
        Total Adjustments                              (75,666)      (42,867)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           377,297        87,858
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                    (3,523,820)   (5,710,834)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members        2,565,803     4,919,429
   Organization and Syndication Costs                 (384,870)     (737,901)
   Increase in Distributions Payable                    78,687        79,603
   Distributions to Members                           (680,967)     (281,091)
                                                    -----------   -----------
        Net Cash Provided By
        Financing Activities                         1,578,653     3,980,040
                                                    -----------   -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                            (1,567,870)   (1,642,936)

CASH AND CASH EQUIVALENTS, beginning of period       1,889,397     2,583,998
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   321,527   $   941,062
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                      Member
                                Managing    Limited                   Units
                                Members     Members       Total    Outstanding


BALANCE, December 31, 1999    $   (633)  $ 2,471,685  $ 2,471,052    2,993.82

  Capital Contributions              0     4,919,429    4,919,429    4,919.43

  Organization & Syndication Costs   0      (737,901)    (737,901)

  Distributions                 (8,433)     (272,658)    (281,091)

  Net Income                     3,922       126,803      130,725
                                --------  -----------  -----------  ----------
BALANCE, September 30, 2000   $ (5,144)  $ 6,507,358  $ 6,502,214    7,913.25
                                ========  ===========  ===========  ==========


BALANCE, December 31, 2000    $ (6,450)  $ 8,904,863  $ 8,898,413   10,783.52

  Capital Contributions              0     2,565,803    2,565,803    2,565.80

  Organization and
    Syndication Costs                0      (384,870)    (384,870)

  Distributions                (20,429)     (660,538)    (680,967)

  Net Income                    13,589       439,374      452,963
                               --------   -----------  -----------  ----------
BALANCE, September 30, 2001   $(13,290)  $10,864,632  $10,851,342   13,349.32
                               ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

     The terms of the offering call for a subscription price of $1,000 per Limited Membership Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 Limited Membership Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The LLC commenced operations on September 30, 1999 when minimum subscriptions of 1,500 Limited Membership Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The LLC received subscriptions for 13,349.321 Limited Membership Units ($13,349,321). The LLC shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

     On March 30, 2001, the LLC purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $465,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the LLC.



                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $162,681. The LLC's share of the total acquisition costs, including the cost of the land, was $1,648,036. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

     On August 28, 2001, the LLC purchased a 60% interest in an Arby's restaurant in Coon Rapids, Minnesota for $915,095. The property is leased to Franchise Associates, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $81,951. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the LLC.

     On March 8, 2001, the LLC purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $52,968. The LLC's share of the total acquisition costs, including the cost of the land, was $501,381. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the LLC.

     On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2001, the LLC had advanced
     $646,153  for  the  construction of  the  property  and  was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,110,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $116,500. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.




                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the LLC. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the LLC recognized rental income of $636,952 and $128,306, respectively. During the same periods, the LLC earned $128,225 and $126,567, respectively, in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 17% and 50%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the nine months ended September 30, 2001 and 2000, the LLC paid LLC administration expenses to affiliated parties of $134,207 and $112,084, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the LLC incurred LLC administration and property management expenses from unrelated parties of $40,356 and $7,982, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        The LLC distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the LLC may distribute other available cash that constitutes capital for accounting purposes.

       As of September 30, 2001, the LLC's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        On March 30, 2001, the LLC purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $465,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the LLC.

        On June 30, 2000, the LLC purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the LLC charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $162,681. The LLC's share of the total acquisition costs, including the cost of the land, was $1,648,036. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the LLC.

       On August 28, 2001, the LLC purchased a 60% interest in an Arby's restaurant in Coon Rapids, Minnesota for $915,095. The property is leased to Franchise Associates, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $81,951. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the LLC.

        On March 8, 2001, the LLC purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The LLC charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $52,968. The LLC's share of the total acquisition costs, including the cost of the land, was $501,381. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the LLC.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On February 2, 2001, the LLC purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the LLC entered into a Development Financing Agreement under which the LLC will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2001, the LLC had advanced $646,153 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The LLC's share of the total purchase price, including the cost of the land, will be approximately $1,110,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $116,500. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the LLC.

        During the offering of Units, the LLC's primary source of cash flow is from the sale of Limited Membership Units. The LLC commenced its offering of Limited Membership Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of Limited Membership Units (1,500) needed to form the LLC were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the LLC. The offering terminated March 22, 2001 when the extended offering period expired. The LLC received subscriptions for 13,349.321 Limited Membership Units ($13,349,321). From subscription proceeds, the LLC paid organization and syndication costs (which constitute a reduction of capital) of $2,002,125.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                          Description

      10.1   Lease  Agreement  dated February  20,  2001  between  CNL
             Restaurant   Investors   Properties,   LLC   and    Franchise
             Associates, Inc. relating to the property at 3385 124th Avenue NW, Coon Rapids, Minnesota.

      10.2 Assignment of Contract for Sale and Purchase between the LLC and AEI Fund Management, Inc. relating to the property at 3385 124th Avenue NW, Coon Rapids, Minnesota.

      10.3 Assignment and Assumption of Lease dated August 27, 2001 between the LLC, AEI Private Net Lease Millennium Fund Limited Partnership and CNL Restaurant Investors Properties relating to the property at 3385 124th Avenue NW, Coon Rapids, Minnesota.

      10.4   First  Amendment to Net Lease Agreement  dated  September
             26, 2001 between the LLC, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XX Limited
             Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

      b.     Reports  filed on Form 8-K-    During the  quarter  ended
                                            September  30,  2001,  the
                                            LLC filed a Form 8-K, dated
                                            July  25,  2001,  reporting
                                            the acquisition of a Razzoo's
                                            restauran   in  Alpharetta,
                                            Georgia.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 23, 2001      AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)