Form 10KSB
period 2001-12-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2002-03-29
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $1,039,824.

As of February 28, 2002, there were 13,349.321 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,349,321.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 23 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on October 14, 1998. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member, Robert P. Johnson, the President and sole shareholder of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $24,000,000 of limited membership interests (the "Units") (24,000 Units at $1,000 per Unit)
pursuant to a registration statement effective March 23, 1999. The Company commenced operations on September 30, 1999 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The Company received subscriptions for 13,349.321 LLC Units ($13,349,321).

        The Company was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Company purchased eight properties, including partial interests in five properties, at a total cost of $10,948,839. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

        The Company's properties were purchased with subscription proceeds without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company will not incur borrowings while there is cash available for distributions.

        The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Company will commence liquidation through the sale of its remaining properties eight to ten years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1. DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

        On February 25, 2000, the Company purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058.
Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,216,111.

        On April 18, 2000, the Company purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On December 7, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $175,613. Total acquisition costs, including the cost of the land, were $1,662,598.

        On April 19, 2000, the Company purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. On December 19, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $338,837. Total acquisition costs, including the cost of the land, were $3,434,725.

ITEM 1. DESCRIPTION OF BUSINESS.  (Continued)

       On March 30, 2001, the Company purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $465,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the Company.

        On June 30, 2000, the Company purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $162,681. The Company's share of the total acquisition costs, including the cost of the land, was $1,648,036. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

        On August 28, 2001, the Company purchased a 60% interest in an Arby's restaurant in Coon Rapids, Minnesota for $915,095. The property is leased to Franchise Associates, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $81,951. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

        On March 8, 2001, the Company purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $52,968. The Company's share of the total acquisition costs, including the cost of the land, was $501,880. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

        On February 2, 2001, the Company purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $116,525. The Company's share of the total acquisition costs, including the cost of the land, was $1,105,231. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Company.

ITEM 1. DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2001, three tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 93% of total rental revenue in 2001. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

        The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

Employees

        The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc., an affiliate of AFM.

ITEM 2. DESCRIPTION OF PROPERTIES.

Investment Objectives

         The Company's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Company holds an undivided fee simple interest in the properties.

        The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2. DESCRIPTION OF PROPERTIES.  (Continued)

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2001.

                              Total Property                Annual    Annual
                    Purchase   Acquisition                  Lease     Rent Per
    Property           Date      Costs        Lessee        Payment   Sq. Ft.

Tumbleweed Restaurant                       Tumbleweed,
 Kettering, OH       8/23/00   $1,216,111      Inc.         $123,238  $22.48

Johnny Carino's Restaurant                 Kona Restaurant
 Victoria, TX        12/7/00   $1,662,598   Group, Inc.     $175,613  $27.13

Razzoo's Restaurant
 San Antonio, TX    12/19/00   $3,434,725  Razzoo's, Inc.   $338,837  $41.86

Children's World
 Daycare Center                               ARAMARK
 New Albany, OH                             Educational
 (30.0%)             3/30/01   $  465,163  Resources, Inc.  $ 44,346  $17.14

Razzoo's Restaurant
 Alpharetta, GA
 (44.0%)             7/11/01   $1,648,036  Razzoo's, Inc.   $162,681  $45.67

Arby's Restaurant
 Coon Rapids, MN                             Franchise
 (60.0%)             8/28/01   $  915,095  Associates, Inc. $ 81,951  $32.69

Johnny Carino's Restaurant
 Austin, TX                                Kona Restaurant
 (22.0%)             9/26/01   $  501,880    Group, Inc.    $ 52,968  $37.27

Johnny Carino's Restaurant
 San Antonio, TX                           Kona Restaurant
 (48.0%)             11/2/01   $1,105,231    Group, Inc.    $116,525  $37.50


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interests in the Children's World daycare center are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management XVII, Inc. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership. The
remaining  interest  in the Arby's restaurant  is  owned  by  AEI
Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Johnny Carino's restaurant in Austin, Texas are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interest in the Johnny Carino's restaurant in San Antonio, Texas is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        Each  entity owns a separate, undivided interest  in  the
properties. No specific agreement or commitment exists between the entities as to the management of their respective interests in the properties, and the entity that holds more than a 50% interest does not control decisions over the other entity's interest.

ITEM 2. DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are for 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant, which has a Lease term of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants and the Children's World daycare center, which have renewal options which may extend the Lease terms an additional 15 years.

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

        Through December 31, 2001, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LLC UNITS AND RELATED
        SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 458 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in March, 2002, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

ITEM 5. MARKET FOR THE REGISTRANT'S LLC UNITS AND RELATED
        SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $27,654 and $13,297 were made to the Managing Members and $894,151 and $429,945 were made to the
Limited Members in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Company recognized rental income of $904,308 and $238,577, respectively. During the same periods, the Company earned $135,516 and $193,499, respectively, in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted 13% and 45%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the years ended December 31, 2001 and 2000, the Company paid LLC administration expenses to affiliated parties of $168,864 and $152,110, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $44,531 and $13,198, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        The Company distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Company may distribute other available cash that constitutes capital for accounting purposes.

        As of December 31, 2001, the Company's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Company to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units, the organization of the Company, the management of properties, the administration of the Company, and the payment of distributions.

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

        Before the acquisition of all such properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Company's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

        The Operating Agreement requires that all proceeds from the sale of Units be invested or committed to investment in properties by the later of two years after the date of the Prospectus or six months after termination of the offer and sale of Units. While the Company is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Company's available cash flow.

        On February 25, 2000, the Company purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058.
Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,216,111.

        On April 18, 2000, the Company purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On December 7, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $175,613. Total acquisition costs, including the cost of the land, were $1,662,598.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 19, 2000, the Company purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. On December 19, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $338,837. Total acquisition costs, including the cost of the land, were $3,434,725.

       On March 30, 2001, the Company purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $465,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the Company.

        On June 30, 2000, the Company purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $162,681. The Company's share of the total acquisition costs, including the cost of the land, was $1,648,036. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

        On August 28, 2001, the Company purchased a 60% interest in an Arby's restaurant in Coon Rapids, Minnesota for $915,095. The property is leased to Franchise Associates, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $81,951. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Company.

        On March 8, 2001, the Company purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $52,968. The Company's share of the total acquisition costs, including the cost of the land, was $501,880. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On February 2, 2001, the Company purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $116,525. The Company's share of the total acquisition costs, including the cost of the land, was $1,105,231. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Company.

       During the offering of Units, the Company's primary source of cash flow is from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement which became effective March 23, 1999. From March 23, 1999 to September 30, 1999, the minimum number of LLC Units (1,500) needed to form the Company were sold. On September 30, 1999, a total of 1,868.616 Units ($1,868,616) were transferred into the Company. The offering terminated March 22, 2001 when the extended offering period expired. The Company received subscriptions for 13,349.321 LLC Units ($13,349,321). From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $2,002,125.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter.

        Beginning in 2002, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

       The continuing rent payments from the properties should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for investors;

    resolution by the Managing Members of conflicts with which they may be confronted;

    the   success   of  the  Managing  Member  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Company operate.


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We  conducted  our  audits  in  accordance  with  auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.








Minneapolis, Minnesota       /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  23, 2002                Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                 2001            2000

CURRENT ASSETS:
  Cash and Cash Equivalents                  $   307,150     $ 1,889,397
  Receivables                                          0          35,941
                                              -----------     -----------
      Total Current Assets                       307,150       1,925,338
                                              -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         4,234,559       3,137,986
  Buildings and Equipment                      6,714,280       3,873,362
  Construction in Progress                             0         319,420
  Accumulated Depreciation                      (221,857)        (17,427)
                                              -----------     -----------
      Net Investments in Real Estate          10,726,982       7,313,341
                                              -----------     -----------
           Total  Assets                     $11,034,132     $ 9,238,679
                                              ===========     ===========


                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    15,854     $   180,215
  Distributions Payable                          238,738         160,051
                                              -----------     -----------
      Total Current Liabilities                  254,592         340,266
                                              -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                       (15,444)         (6,450)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 13,349 and 10,784
   Units issued and outstanding in 2001 and
   2000, respectively                         10,794,984       8,904,863
                                              -----------     -----------
     Total Members' Equity                    10,779,540       8,898,413
                                              -----------     -----------
       Total Liabilities and Members' Equity $11,034,132     $ 9,238,679
                                              ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31



                                                2001          2000

INCOME:
   Rent                                     $   904,308    $   238,577
   Investment Income                            135,516        193,499
                                             -----------    -----------
        Total Income                          1,039,824        432,076
                                             -----------    -----------

EXPENSES:
   LLC Administration - Affiliates              168,864        152,110
   LLC Administration and Property
      Management - Unrelated Parties             44,531         13,198
   Depreciation                                 204,430         17,427
                                             -----------    -----------
        Total Expenses                          417,825        182,735
                                             -----------    -----------

NET INCOME                                  $   621,999    $   249,341
                                             ===========    ===========

NET INCOME ALLOCATED:
   Managing Members                         $    18,660    $     7,480
   Limited Members                              603,339        241,861
                                             -----------    -----------
                                            $   621,999    $   249,341
                                             ===========    ===========

NET INCOME PER LLC UNIT
 (12,774 and 6,150 weighted average
 Units outstanding in 2001 and 2000,
 respectively)                              $     47.23    $     39.33
                                             ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   621,999   $   249,341

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      204,430        17,427
     (Increase) Decrease in Receivables                 35,941       (35,941)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (164,361)      107,731
                                                    -----------   -----------
             Total Adjustments                          76,010        89,217
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           698,009       338,558
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (3,618,071)   (7,330,768)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members        2,565,803     7,789,699
   Organization and Syndication Costs                 (384,870)   (1,168,437)
   Increase in Distributions Payable                    78,687       119,589
   Distributions to Members                           (921,805)     (443,242)
                                                    -----------   -----------
        Net Cash Provided By
        Financing Activities                         1,337,815     6,297,609
                                                    -----------   -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                            (1,582,247)     (694,601)

CASH AND CASH EQUIVALENTS, beginning of period       1,889,397     2,583,998
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   307,150   $ 1,889,397
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                     Member
                             Managing    Limited                     Units
                             Members     Members        Total     Outstanding


BALANCE, December 31, 1999  $   (633)  $ 2,471,685   $ 2,471,052    2,993.82

  Capital Contributions            0     7,789,699     7,789,699    7,789.70

  Organization &
    Syndication Costs              0    (1,168,437)   (1,168,437)

  Distributions              (13,297)     (429,945)     (443,242)

  Net Income                   7,480       241,861       249,341
                             --------   -----------   -----------  ----------
BALANCE, December 31, 2000    (6,450)    8,904,863     8,898,413   10,783.52

  Capital Contributions            0     2,565,803     2,565,803    2,565.80

  Organization and
    Syndication Costs              0      (384,870)     (384,870)

  Distributions              (27,654)     (894,151)     (921,805)

  Net Income                  18,660       603,339       621,999
                             --------   -----------   -----------  ----------
BALANCE, December 31, 2001  $(15,444)  $10,794,984   $10,779,540   13,349.32
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(1)  Organization -

     AEI Income & Growth Fund 23 LLC (the Company), a Limited Liability Company, was formed on October 14, 1998 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 24,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $24,000,000. The Company commenced operations on September 30, 1999 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The Company received subscriptions for 13,349.321 LLC Units ($13,349,321). The Company shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

                   DECEMBER 31, 2001 AND 2000

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

     The Managing Members are not required to currently fund a deficit capital balance. Upon liquidation of the Company or withdrawal by a Managing Member, the Managing Members will contribute to the Company an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the Limited Members over the amount previously contributed by the Managing Members.

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

      The accounts of the Company are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

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

      The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

      The Company's cash is deposited primarily in one financial institution and at times during the year it may exceed
      FDIC insurance limits.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000


(2)  Summary of Significant Accounting Policies - (Continued)

     Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Income Taxes

      The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. Accordingly, no recognition has been
      given   to  income  taxes  in  the  accompanying  financial
      statements.

      The tax return, the qualification of the Company as such for tax purposes, and the amount of distributable LLC income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Company qualification or in changes to distributable LLC income or loss, the taxable income of the members would be adjusted accordingly.

     Real Estate

      The Company's real estate is leased under triple net leases classified as operating leases. The Company recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

      Real estate is recorded at the lower of cost or estimated net realizable value. The Company compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

      The  Company has capitalized as Investments in Real  Estate certain  costs  incurred in the review and  acquisition  of
      the  properties.   The costs were allocated  to  the  land,
      buildings and equipment.

      The  buildings and equipment of the Company are depreciated using  the  straight-line  method for  financial  reporting purposes based on estimated useful lives of 25 years and  5 years, respectively.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies - (Continued)

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Company in the year ended December 31, 2003. SFAS 144 will be applicable to the Company in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     The Company owns a 30.0% interest in a Children's World daycare center. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management XVII, Inc., affiliates of the Company. The Company owns a 44.0% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. The Company owns a 60.0% interest in an Arby's restaurant. The remaining interest in this property is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The Company owns a 22.0% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company. The Company owns a 48.0% interest in a Johnny Carino's restaurant in San Antonio, Texas. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                2001           2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                   $ 168,864     $ 152,110
                                              ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.        $  44,531     $  13,198
                                              ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company.  The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the lessees in the amount of $43,546 and
  $223,076 for 2001 and 2000, respectively.  $  (5,133)    $ (79,422)
                                              ========      ========
d.ASI was the underwriter of the Company offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                   $ 256,580     $ 778,952
                                              ========      ========
e.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                 $  29,812     $ 130,414
                                              ========      ========




                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                         2001        2000

f.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct administrative
  costs, underwriting costs and due diligence fees.   $  98,478   $ 259,071
                                                       ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e, and
     f. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant, which has a Lease term of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants and the Children's World daycare center, which have renewal options which may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The  Company's  properties are all commercial, single-tenant buildings  and  were constructed and acquired  in  2000  and
     2001.   There have been no costs capitalized as improvements
     subsequent to the acquisition.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   properties and  related   accumulated
     depreciation at December 31, 2001 are as follows:

                                         Buildings and           Accumulated
Property                         Land     Equipment     Total    Depreciation

Tumbleweed, Kettering, OH     $  473,800  $  742,311  $ 1,216,111  $ 44,218
Johnny Carino's, Victoria, TX    413,855   1,248,743    1,662,598    53,427
Razzoo's, San Antonio, TX      1,552,417   1,882,308    3,434,725    80,769
Children's World,
  New Albany, OH                 121,046     344,117      465,163    10,323
Razzoo's, Alpharetta, GA         693,524     954,512    1,648,036    17,996
Arby's, Coon Rapids, MN          338,583     576,512      915,095     7,687
Johnny Carino's, Austin, TX      255,197     246,683      501,880     2,538
Johnny Carino's, San Antonio, TX 386,137     719,094    1,105,231     4,899
                               ----------  ----------  -----------  --------
                              $4,234,559  $6,714,280  $10,948,839  $221,857
                               ==========  ==========  ===========  ========


     On February 25, 2000, the Company purchased a parcel of land in Kettering, Ohio for $459,500. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,058. Effective June 23, 2000, the annual rent was increased to $45,376. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective June 23, 2000, the interest rate was increased to 9.875%. On August 23, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $120,821. Total acquisition costs, including the cost of the land, were $1,216,111.

     On April 18, 2000, the Company purchased a parcel of land in Victoria, Texas for $409,500. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,998. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On December 7, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $175,613. Total acquisition costs, including the cost of the land, were $1,662,598.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     On April 19, 2000, the Company purchased a parcel of land in San Antonio, Texas for $1,558,000. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $132,430. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective September 15, 2000, the interest rate was increased to 9.75%. On December 19, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $338,837. Total acquisition costs, including the cost of the land, were $3,434,725.

     On March 30, 2001, the Company purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $465,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345.

     On June 30, 2000, the Company purchased a 44% interest in a parcel of land in Alpharetta, Georgia for $707,520. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $60,139. Effective November 26, 2000, the annual rent was increased to $68,983. Simultaneously with the purchase of the land, the Company entered into a
     Development Financing Agreement under which the Company advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Company charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $162,681. The Company's share of the total acquisition costs, including the cost of the land, was $1,648,036.

     On August 28, 2001, the Company purchased a 60% interest in an Arby's restaurant in Coon Rapids, Minnesota for $915,095. The property is leased to Franchise Associates, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $81,951.

     On March 8, 2001, the Company purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $52,968. The Company's share of the total acquisition costs, including the cost of the land, was $501,880.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     On February 2, 2001, the Company purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $116,525. The Company's share of the total acquisition costs, including the cost of the land, was $1,105,231.

     The minimum future rentals on the Lease for years subsequent to December 31, 2001 are as follows:

                       2002           $ 1,096,159
                       2003             1,110,153
                       2004             1,122,537
                       2005             1,127,643
                       2006             1,133,483
                       Thereafter      12,310,787
                                       -----------
                                      $17,900,762
                                       ===========

     There were no contingent rents recognized in 2001 or 2000.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

                                                   2001       2000
        Tenants                    Industry

     Razzoo's, Inc.               Restaurant    $ 468,726   $ 136,064
     Kona Restaurant Group, Inc.  Restaurant      252,260      39,130
     Tumbleweed, Inc.             Restaurant      121,627      63,383
                                                 ---------   ---------

     Aggregate rent revenue of major tenants    $ 842,613   $ 238,577
                                                 =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                93%        100%
                                                 =========   =========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6)  Members' Capital -

     Cash distributions of $27,654 and $13,297 were made to the Managing Members and $894,151 and $429,945 were made to the Limited Members for the years ended December 31, 2001 and 2000, respectively. The Limited Members' distributions represent $70.00 and $69.91 per LLC Unit outstanding using 12,774 and 6,150 weighted average Units in 2001 and 2000, respectively. The distributions represent $47.23 and $39.33 per Unit of Net Income and $22.77 and $30.58 per Unit of return of contributed capital in 2001 and 2000, respectively.

     Beginning in March, 2002, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2001         2000

     Net Income for Financial
      Reporting Purposes                     $ 621,999    $ 249,341

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        32,606          260

     Capitalized Start-Up Costs
      Under Section 195                              0       85,797

     Amortization of Start-Up and
      Organization Costs                       (26,932)     (12,967)
                                              ----------   ----------
           Taxable Income to Members         $ 627,673    $ 322,431
                                              ==========   ==========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                  2001          2000

     Members' Equity for
      Financial Reporting Purposes            $10,779,540    $ 8,898,413

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                           32,866            260

     Capitalized Start-Up Costs
      Under Section 195                           145,456        145,455

     Amortization of Start-Up and
      Organization Costs                          (39,899)       (12,967)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          1,994,434      1,609,564
                                               -----------    -----------
           Members' Equity for
              Tax Reporting Purposes          $12,912,397    $10,640,725
                                               ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2001                   2000
                            Carrying      Fair      Carrying      Fair
                             Amount       Value      Amount       Value

     Money Market Funds    $ 307,150    $ 307,150   $1,889,397   $1,889,397
                            ---------    ---------   ---------    ---------
       Total Cash and
         Cash Equivalents  $ 307,150    $ 307,150   $1,889,397   $1,889,397
                            =========    =========   =========    =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members of the registrant are Robert P. Johnson and AFM. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2002:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

Person or Entity                                   Amount Incurred From
 Receiving               Form and Method        Inception (October 14, 1998)
Compensation             of Compensation            To December 31, 2001

AEI Securities, Inc.  Selling Commissions equal to        $ 1,334,659
                      10% of proceeds, most of which
                      were reallowed to Participating
                      Dealers.

Managing Members      Reimbursement at Cost for other     $   667,466
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all       $   (84,555)
and Affiliates        Acquisition Expenses


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                   Amount Incurred From
 Receiving               Form and Method        Inception (October 14, 1998)
Compensation             of Compensation            To December 31, 2001

Managing Members      Reimbursement at Cost for all       $   379,727
and Affiliates        Administrative   Expenses
                      attributable  to  the   Fund,
                      including all expenses related
                      to management of  the  Fund's
                      properties and all other transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all       $         0
and Affiliates        expenses related to the disposition
                      of the Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal   $    42,186
                      year.

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

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing
Members and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the Managing Members and their affiliates did not exceed these amounts.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A.   Exhibits -
                              Description

     10.2 Development Financing Agreement dated February 25, 2000, between the Company and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on March 10, 2000).

     10.3 Net Lease Agreement dated February 25, 2000, between the Company and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on March 10,
     2000).

     10.4 Development Financing Agreement dated April 18, 2000 between the Company and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 25, 2000).

     10.5 Net Lease Agreement dated April 18, 2000 between the Company and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 25, 2000).

     10.6 Development Financing Agreement dated April 19, 2000 between the Company and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 25, 2000).

     10.7 Net Lease Agreement dated April 19, 2000 between the Company and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 25, 2000).

     10.8 Development Financing Agreement dated June 30, 2000 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

     10.9 Net Lease Agreement dated June 30, 2000 between the Company, AEI Net Lease Income & Growth Fund XIX Limited
     Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

     10.10 First Amendment to Net Lease Agreement dated August 23, 2000, between the Company and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 28, 2000).

     10.11 Second Amendment to Net Lease Agreement dated August 23, 2000 between the Company and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 7, 2000).

     10.12 First Amendment to Net Lease Agreement dated December 7, 2000 between the Company and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Form 8-K filed on December 8, 2000).

     10.13 First Amendment to Net Lease Agreement dated December 19, 2000 between the Company and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit
     10.2 of Form 8-K filed on December 22, 2000).

     10.14 Development Financing Agreement dated February 2, 2001 between the Company, AEI Net Lease Income & Growth
     Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.14 of Form 10-KSB filed on March 9, 2001).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A.   Exhibits -
                              Description

     10.15 Net Lease Agreement dated February 2, 2001 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.15 of Form 10-KSB filed on March 9, 2001).

     10.16 Development Financing Agreement dated March 8, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

     10.17 Net Lease Agreement dated March 8, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on May 10, 2001).

     10.18 Net Lease Agreement dated March 30, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and
     ARAMARK Educational Resources, Inc. relating to the property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 10, 2001).

     10.19 First Amendment to Net Lease Agreement dated July 11, 2001 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 25, 2001).

     10.20 Lease Agreement dated February 20, 2001 between CNL Restaurant Investors Properties, LLC and Franchise Associates, Inc. relating to the property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 23, 2001).

     10.21 Assignment of Contract for Sale and Purchase dated August 17, 2001 between the Company and AEI Fund Management, Inc. relating to the property at 3385 124th Avenue NW Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on October 23, 2001).

     10.22 Assignment and Assumption of Lease dated August 27, 2001 between the Company, AEI Private Net Lease
     Millennium Fund Limited Partnership and CNL Restaurant Investors Properties relating to the property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on October 23, 2001).

     10.23 First Amendment to Net Lease Agreement dated September 26, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on October 23, 2001).

     10.24 First Amendment to Net Lease Agreement dated November 2, 2001 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit
     10.2 of Form 8-K filed on November 5, 2001).

         B. Reports on Form 8-K - During the quarter ended
                                  December 31,  2001,  the
                                  Company filed a Form  8-K
                                  dated   November 5,  2001
                                  reporting the acquisition
                                  of  a  Johnny   Carino's
                                  restaurant in San Antonio,
                                  Texas.


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

                           AEI INCOME & GROWTH FUND 23
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                           Its Managing Member



March 8, 2002              By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                Title                         Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 8, 2002
    Robert P. Johnson   and Sole Director of Managing Member

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 8, 2002
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)