Form 10QSB
period 2002-03-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2002-05-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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

                         Yes        No [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                     2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   283,102     $   307,150

INVESTMENTS IN REAL ESTATE:
  Land                                            4,234,559       4,234,559
  Buildings and Equipment                         6,714,280       6,714,280
  Accumulated Depreciation                         (291,012)       (221,857)
                                                 -----------     -----------
      Net Investments in Real Estate             10,657,827      10,726,982
                                                 -----------     -----------
           Total  Assets                        $10,940,929     $11,034,132
                                                 ===========     ===========


                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     7,276     $    15,854
  Distributions Payable                             238,738         238,738
                                                 -----------     -----------
      Total Current Liabilities                     246,014         254,592
                                                 -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          (17,983)        (15,444)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 13,349 Units
   issued and outstanding                        10,712,898      10,794,984
                                                 -----------     -----------
      Total Members' Equity                      10,694,915      10,779,540
                                                 -----------     -----------
        Total Liabilities and Members' Equity   $10,940,929     $11,034,132
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2002           2001

INCOME:
   Rent                                          $   274,039     $   190,649
   Investment Income                                     753          38,075
                                                  -----------     -----------
        Total Income                                 274,792         228,724
                                                  -----------     -----------

EXPENSES:
   LLC Administration - Affiliates                    41,981          50,501
   LLC Administration and Property
    Management - Unrelated Parties                     7,443          10,389
   Depreciation                                       69,155          40,247
                                                  -----------     -----------
        Total Expenses                               118,579         101,137
                                                  -----------     -----------

NET INCOME                                       $   156,213     $   127,587
                                                  ===========     ===========

NET INCOME ALLOCATED:
   Managing Members                              $     4,686     $     3,828
   Limited Members                                   151,527         123,759
                                                  -----------     -----------
                                                 $   156,213     $   127,587
                                                  ===========     ===========

NET INCOME PER LLC UNIT
 (13,349 and 11,229 weighted average Units
 outstanding in 2002 and 2001, respectively)     $     11.35     $     11.02
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   156,213   $   127,587

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       69,155        40,247
     Increase in Receivables                                 0       (11,709)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (8,578)       (6,966)
                                                    -----------   -----------
        Total Adjustments                               60,577        21,572
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           216,790       149,159
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (1,258,079)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members                0     2,018,803
   Organization and Syndication Costs                        0      (302,820)
   Increase in Distributions Payable                         0        40,429
   Distributions to Members                           (240,838)     (202,580)
                                                    -----------   -----------
        Net Cash Provided By (Used For)
        Financing Activities                          (240,838)    1,553,832
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (24,048)      444,912

CASH AND CASH EQUIVALENTS, beginning of period         307,150     1,889,397
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   283,102   $ 2,334,309
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                    Limited
                                                                     Member
                              Managing    Limited                    Units
                              Members     Members       Total     Outstanding


BALANCE, December 31, 2000   $ (6,450)  $ 8,904,863  $ 8,898,413   10,783.52

  Capital Contributions             0     2,018,803    2,018,803    2,018.80

  Organization &
   Syndication Costs                0      (302,820)    (302,820)

  Distributions                (6,077)     (196,503)    (202,580)

  Net Income                    3,828       123,759      127,587
                              --------   -----------  -----------  ----------
BALANCE, March 31, 2001      $ (8,699)  $10,548,102  $10,539,403   12,802.32
                              ========   ===========  ===========  ==========


BALANCE, December 31, 2001   $(15,444)  $10,794,984  $10,779,540   13,349.32

  Distributions                (7,225)     (233,613)    (240,838)

  Net Income                    4,686       151,527      156,213
                              --------   -----------  -----------  ----------
BALANCE, March 31, 2002      $(17,983)  $10,712,898  $10,694,915   13,349.32
                              ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

                           (Unaudited)

(1) The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund 23 LLC (the Company), a Limited Liability Company, was formed on October 14, 1998 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Company.

     The terms of the Company's offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on September 30, 1999 when minimum subscriptions of 1,500 LLC Units
     ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The Company received subscriptions for 13,349.321 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $13,349,321 and $1,000, respectively. The Company shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Company recognized rental income of $274,039 and $190,649, respectively. During the same periods, the Company earned $753 and $38,075, respectively, in investment income from subscription proceeds which were invested in a short-term money market account and from development advances. This investment income constituted .3% and 17%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

       During the three months ended March 31, 2002 and 2001, the Company paid LLC administration expenses to affiliated parties of $41,981 and $50,501, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $7,443 and $10,389, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

       As of March 31, 2002, the Company's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Operating
Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Company's cash balances decreased $24,048 as the Company distributed more cash to the Members than it generated from operating activities. Net cash provided by operating activities increased from $149,159 in 2001 to $216,790 in 2002 mainly as a result of an increase in income in 2002 as the Company continued to invest subscription proceeds in properties.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Company expended $1,258,079 to invest in real properties (inclusive of acquisition expenses).


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits - None.

      b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 2002        AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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