Form 10QSB
period 2002-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2002-08-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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

                         Yes        No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)


                             ASSETS

                                                     2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   825,886     $   307,150

INVESTMENTS IN REAL ESTATE:
  Land                                             3,979,362       4,234,559
  Buildings and Equipment                          6,467,598       6,714,280
  Accumulated Depreciation                          (352,554)       (221,857)
                                                  -----------     -----------
      Net Investments in Real Estate              10,094,406      10,726,982
                                                  -----------     -----------
           Total  Assets                         $10,920,292     $11,034,132
                                                  ===========     ===========


                           LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    10,221     $    15,854
  Distributions Payable                              238,738         238,738
                                                  -----------     -----------
      Total Current Liabilities                      248,959         254,592
                                                  -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                               508         (15,444)
  Limited Members' Equity, $1,000 Unit Value;
    24,000 Units authorized; 13,349 Units
    issued and outstanding                        10,670,825      10,794,984
                                                  -----------     -----------
      Total Members' Equity                       10,671,333      10,779,540
                                                  -----------     -----------
        Total Liabilities and Members' Equity    $10,920,292     $11,034,132
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended        Six Months Ended
                             6/30/02      6/30/01     6/30/02      6/30/01

INCOME:
   Rent                    $ 268,709    $ 212,700    $ 542,748   $ 403,349
   Investment Income           1,529       57,705        2,282      95,780
                            ---------    ---------    ---------   ---------
        Total Income         270,238      270,405      545,030     499,129
                            ---------    ---------    ---------   ---------

EXPENSES:
   LLC Administration -
     Affiliates               33,369       39,537       75,350     90,038
   LLC Administration and
     Property Management -
     Unrelated Parties        23,368       24,809       30,811     35,198
   Depreciation               67,887       43,673      137,042     83,920
                            ---------    ---------    ---------  ---------
        Total Expenses       124,624      108,019      243,203    209,156
                            ---------    ---------    ---------  ---------

OPERATING INCOME             145,614      162,386      301,827    289,973

GAIN ON SALE OF REAL ESTATE   71,642            0       71,642          0
                            ---------    ---------    ---------  ---------
NET INCOME                 $ 217,256    $ 162,386    $ 373,469  $ 289,973
                            =========    =========    =========  =========

NET INCOME ALLOCATED:
   Managing Members        $  25,716    $   4,871    $  30,402  $   8,699
   Limited Members           191,540      157,515      343,067    281,274
                            ---------    ---------    ---------  ---------
                           $ 217,256    $ 162,386    $ 373,469  $ 289,973
                            =========    =========    =========  =========

NET INCOME PER LLC UNIT
 (13,349, 13,167, 13,349
 and 12,198 weighted average
 Units outstanding for the
 periods, respectively)    $   14.35    $   11.96    $   25.70  $   23.06
                            =========    =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   373,469   $   289,973

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      137,042        83,920
     Gain on Sale of Real Estate                       (71,642)            0
     Increase in Receivables                                 0       (36,114)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (5,633)     (172,372)
                                                    -----------   -----------
        Total Adjustments                               59,767      (124,566)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           433,236       165,407
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (2,251,648)
   Proceeds from Sale of Real Estate                   567,176             0
                                                    -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                           567,176    (2,251,648)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members                0     2,565,803
   Organization and Syndication Costs                        0      (384,870)
   Increase in Distributions Payable                         0        75,397
   Distributions to Members                           (481,676)     (440,129)
                                                    -----------   -----------
        Net Cash Provided By (Used For)
        Financing Activities                          (481,676)    1,816,201
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   518,736      (270,040)

CASH AND CASH EQUIVALENTS, beginning of period         307,150     1,889,397
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   825,886   $ 1,619,357
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                   Limited
                                                                    Member
                              Managing     Limited                  Units
                              Members      Members      Total     Outstanding


BALANCE, December 31, 2000   $ (6,450)  $ 8,904,863  $ 8,898,413   10,783.52

  Capital Contributions             0     2,565,803    2,565,803    2,565.80

  Organization & Syndication Costs  0      (384,870)    (384,870)

  Distributions               (13,204)     (426,925)    (440,129)

  Net Income                    8,699       281,274      289,973
                              --------   -----------  -----------  ----------
BALANCE, June 30, 2001       $(10,955)  $10,940,145  $10,929,190   13,349.32
                              ========   ===========  ===========  ==========


BALANCE, December 31, 2001   $(15,444)  $10,794,984  $10,779,540   13,349.32

  Distributions               (14,450)     (467,226)    (481,676)

  Net Income                   30,402       343,067      373,469
                              --------   -----------  -----------  ----------
BALANCE, June 30, 2002       $    508   $10,670,825  $10,671,333   13,349.32
                              ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In May, 2002, the Company sold its interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively. The net sale proceeds will either be reinvested in additional property or distributed to the members in the future.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by our managers, must be evaluated in the context of a number of factors that may affect our financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties we own and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for members;

    resolution by our managers of conflicts with which they may be confronted;

    the success of our managers of locating properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Company operate.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

        The Company purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Company initially records the properties at cost (including capitalized acquisition expenses). The Company is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

Results of Operations

        For the six months ended June 30, 2002, the Company recognized rental income of $542,748 and $403,349, respectively. During the same periods, the Company earned investment income of $2,282 and $95,780, respectively. In 2002, rental income increased mainly as a result of additional rent received from the five property acquisitions completed in 2001. The increase in rental income was partially offset by a decrease in investment income due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, during 2002 at lower money market interest rates.

        During the six months ended June 30, 2002 and 2001, the Company paid LLC administration expenses to affiliated parties of $75,350 and $90,038, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $30,811 and $35,198, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        As of June 30, 2002, the Company's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


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

Liquidity and Capital Resources

        During the six months ended June 30, 2002, the Company's cash balances increased $518,736 as a result of cash generated from the sale of property, which was partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities increased from $165,407 in 2001 to $433,236 in 2002 as a result of an increase in income and a decrease in LLC administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001, the Company expended $2,251,648 to invest in real properties (inclusive of acquisition expenses). During the six months ended June 30, 2002, the Company generated cash flow from the sale of real estate of $567,176.

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

       In May, 2002, the Company sold its interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively. The net sale proceeds will either be reinvested in additional property or distributed to the members in the future.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Beginning in 2002, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. As of June 30, 2002, the Company has not acquired any Units from Limited Members.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                                  Description

      99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By:/s/ Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)