Form 10QSB
period 2002-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2002-11-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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

                         Yes        No  [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)


                             ASSETS

                                                  2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   994,691     $   307,150

INVESTMENTS IN REAL ESTATE:
  Land                                          3,929,511       4,234,559
  Buildings and Equipment                       6,382,715       6,714,280
  Accumulated Depreciation                       (415,493)       (221,857)
                                               -----------     -----------
      Net Investments in Real Estate            9,896,733      10,726,982
                                               -----------     -----------
           Total  Assets                      $10,891,424     $11,034,132
                                               ===========     ===========


                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    16,616     $    15,854
  Distributions Payable                           238,738         238,738
  Unearned Rent                                    24,345               0
                                               -----------     -----------
      Total Current Liabilities                   279,699         254,592
                                               -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            650         (15,444)
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 13,349 Units
   issued and outstanding                      10,611,075      10,794,984
                                               -----------     -----------
      Total Members' Equity                    10,611,725      10,779,540
                                               -----------     -----------
        Total Liabilities and Members' Equity $10,891,424     $11,034,132
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                               9/30/02      9/30/01     9/30/02      9/30/01

INCOME:
   Rent                      $ 259,900    $ 233,603    $ 802,648   $ 636,952
   Investment Income             2,950       32,445        5,232     128,225
                              ---------    ---------    ---------   ---------
        Total Income           262,850      266,048      807,880     765,177
                              ---------    ---------    ---------   ---------

EXPENSES:
   LLC Administration -
     Affiliates                 28,296       44,169      103,646     134,207
   LLC Administration and
     Property Management -
     Unrelated Parties           3,421        5,158       34,232      40,356
   Depreciation                 66,334       53,731      203,376     137,651
                              ---------    ---------    ---------   ---------
        Total Expenses          98,051      103,058      341,254     312,214
                              ---------    ---------    ---------   ---------

OPERATING INCOME               164,799      162,990      466,626     452,963

GAIN ON SALE OF REAL ESTATE     16,431            0       88,073           0
                              ---------    ---------    ---------   ---------
NET INCOME                   $ 181,230    $ 162,990    $ 554,699   $ 452,963
                              =========    =========    =========   =========

NET INCOME ALLOCATED:
   Managing Members          $   7,367    $   4,890    $  37,769   $  13,589
   Limited Members             173,863      158,100      516,930     439,374
                              ---------    ---------    ---------   ---------
                             $ 181,230    $ 162,990    $ 554,699   $ 452,963
                              =========    =========    =========   =========

NET INCOME PER LLC UNIT
 (13,349, 13,349, 13,349, and 12,582
 weighted average Units outstanding for
 the periods, respectively)  $   13.02    $   11.84    $   38.72   $   34.92
                              =========    =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   554,699  $   452,963

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      203,376      137,651
     Gain on Sale of Real Estate                       (88,073)           0
     Increase in Receivables                                 0      (37,516)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                          762     (180,215)
     Increase in Unearned Rent                          24,345        4,414
                                                    -----------  -----------
        Total Adjustments                              140,410      (75,666)
                                                    -----------  -----------
        Net Cash Provided By
        Operating Activities                           695,109      377,297
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0   (3,523,820)
   Proceeds from Sale of Real Estate                   714,946            0
                                                    -----------  -----------
        Net Cash Provided By (Used for)
        Investing Activities                           714,946   (3,523,820)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members                0    2,565,803
   Organization and Syndication Costs                        0     (384,870)
   Increase in Distributions Payable                         0       78,687
   Distributions to Members                           (722,514)    (680,967)
                                                    -----------  -----------
        Net Cash Provided By (Used for)
        Financing Activities                          (722,514)   1,578,653
                                                    -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                687,541   (1,567,870)

CASH AND CASH EQUIVALENTS, beginning of period         307,150    1,889,397
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $   994,691  $   321,527
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2000  $ (6,450)  $ 8,904,863  $ 8,898,413    10,783.52

  Capital Contributions            0     2,565,803    2,565,803     2,565.80

  Organization & Syndication Costs 0      (384,870)    (384,870)

  Distributions              (20,429)     (660,538)    (680,967)

  Net Income                  13,589       439,374      452,963
                             ---------  -----------  -----------  -----------
BALANCE, September 30, 2001 $(13,290)  $10,864,632  $10,851,342    13,349.32
                             =========  ===========  ===========  ===========


BALANCE, December 31, 2001  $(15,444)  $10,794,984  $10,779,540    13,349.32

  Distributions              (21,675)     (700,839)    (722,514)

  Net Income                  37,769       516,930      554,699
                             ---------  -----------  -----------  -----------
BALANCE, September 30, 2002 $    650   $10,611,075  $10,611,725    13,349.32
                             =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     On March 8, 2001, the Company purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $52,968. The Company's share of the total acquisition costs, including the cost of the land, was $501,880. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

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

     On August 29, 2002, the Company sold 8.8341% of the Arby's restaurant in Coon Rapids, Minnesota to an unrelated third party. The Company received net sale proceeds of $147,770, which resulted in a net gain of $16,431. The cost and related accumulated depreciation of the interest sold was $134,734 and $3,395 respectively. The net sale proceeds will either be reinvested in additional property or distributed to the members in the future.

     In October, 2002, the Company entered into an agreement to sell the Children's World Daycare Center in New Albany, Ohio to an unrelated third party. The net sale proceeds will be approximately $588,000, which will result in a net gain of approximately $145,000.

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


The Application of Critical Accounting Policies

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Company recognized rental income of $802,648 and $636,952, respectively. During the same periods, the Company earned investment income of $5,232 and $128,225, respectively. In 2002, rental income increased mainly as a result of additional rent received from the five property acquisitions completed in 2001. The increase in rental income was partially offset by a decrease in investment income due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates in 2002.

        During the nine months ended September 30, 2002 and 2001, the Company paid LLC administration expenses to affiliated parties of $103,646 and $134,207, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $34,232 and $40,356, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance, and other property costs.

        As of September 30, 2002, the Company's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Company's cash balances increased $687,541 as a result of cash generated from the sale of property, which was partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities increased from $377,297 in 2001 to $695,109 in 2002 as a result of an increase in income and a decrease in LLC administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001, the Company expended $3,523,820 to invest in real properties (inclusive of acquisition expenses). During the nine months ended September 30, 2002, the Company generated cash flow from the sale of real estate of $714,946.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On March 8, 2001, the Company purchased a 22% interest in a parcel of land in Austin, Texas for $249,040. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $26,149. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $52,968. The Company's share of the total acquisition costs, including the cost of the land, was $501,880. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

        On February 2, 2001, the Company purchased a 48% interest in a parcel of land in San Antonio, Texas for $370,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,909. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Company charged interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $116,525. The Company's share of the total acquisition costs, including the cost of the land, was $1,105,231. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Company.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In May, 2002, the Company sold its interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively.

       On August 29, 2002, the Company sold 8.8341% of the Arby's restaurant in Coon Rapids, Minnesota to an unrelated third party. The Company received net sale proceeds of $147,770, which resulted in a net gain of $16,431. The cost and related accumulated depreciation of the interest sold was $134,734 and $3,395 respectively. The net sale proceeds will either be reinvested in additional property or distributed to the members in the future.

       In October, 2002, the Company entered into an agreement to sell the Children's World Daycare Center in New Albany, Ohio to an unrelated third party. The net sale proceeds will be approximately $588,000, which will result in a net gain of approximately $145,000.

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

        On October 1, 2002, two Limited Members redeemed a total of 11.73 Units for $8,085 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.


ITEM 3.   CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Company as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in periodic SEC filings.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Managing Member's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -
                             Description

10.1 Purchase Agreement dated October 19, 2002 between the Partnership, AEI Fund Management XVII, Inc., AEI Net Lease Income & Growth Fund XX Limited Partnership and Peter A Pepi and Regula E Pepi relating to the property at 5524 New Albany Road, New Albany, Ohio.

99.1  Certification  of  Chief  Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of  Chief  Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)




                         CERTIFICATIONS


I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund 23 LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002        /s/ Robert P Johnson
                                   Robert P. Johnson, President
                                   AEI Fund Management XXI, Inc.
                                   Managing Member




                         CERTIFICATIONS



I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund 23 LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002       /s/ Mark E Larson
                                  Mark E. Larson, Chief Financial Officer
                                  AEI Fund Management XXI, Inc.
                                  Managing Member