Form 10KSB
AEI INCOME & GROWTH FUND 23 LLC
filed 2003-03-21
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $1,063,481.

As of February 28, 2003, there were 13,337.594 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,337,594.

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

       The leases provide the lessees with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        In May 2002, the Company sold its interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively.

        During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively.

       On December 18, 2002, the Company sold its interest in the Children's World daycare center to an unrelated third party. The Company received net sale proceeds of $587,854, which resulted in a net gain of $146,205. At the time of sale, the cost and related accumulated depreciation was $465,164 and $23,515, respectively.

       Subsequent to December 31, 2002, the Company sold 88.0734% of the Johnny Carino's restaurant in Victoria, Texas, in seven separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $1,883,000, which resulted in a net gain of approximately $515,000.

Major Tenants

        During 2002, three tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 89% of total rental revenue in 2002. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2003 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

         The Company's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.
ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2002.

                             Total Property               Annual    Annual
                    Purchase   Acquisition                 Lease   Rent Per
Property              Date       Costs       Lessee       Payment   Sq. Ft.

Tumbleweed Restaurant                     Tumbleweed,
  Kettering, OH       8/23/00  $1,216,111    Inc.         $125,702  $22.93

Johnny Carino's Restaurant                Kona Restaurant
  Victoria, TX        12/7/00  $1,662,598   Group, Inc.   $175,613  $27.13

Razzoo's Restaurant
  San Antonio, TX    12/19/00  $3,434,725 Razzoo's, Inc.  $338,837  $41.86

Razzoo's Restaurant
  Alpharetta, GA
  (44.0%)             7/11/01  $1,648,036 Razzoo's, Inc.  $162,681  $45.67

Arby's Restaurant
  Coon Rapids, MN                            Franchise
  (.5271%)            8/28/01  $    8,039 Associates, Inc.    $720  $32.69

Johnny Carino's Restaurant
  San Antonio, TX                         Kona Restaurant
  (48.0%)             11/2/01  $1,105,231   Group, Inc.   $116,525  $37.50


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company, and/or unrelated third parties. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Arby's restaurant are owned by unrelated third parties. The remaining interest in the Johnny Carino's restaurant in San Antonio, Texas is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The Company accounts for properties owned as tenants-in-common with affiliated Companies and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are for 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant, which has a Lease term of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants, which have renewal options which may extend the Lease terms an additional 15 years.

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

        Through December 31, 2002, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.
                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S LLC UNITS AND RELATED
       SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 456 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

       During 2002, two Limited Members redeemed a total of 11.73
Units for $8,085 in accordance with the Operating Agreement. The redemptions increase the remaining Limited Member's ownership interest in the Company.

       Cash distributions of $29,200 and $27,654 were made to the Managing Members and $1,001,202 and $894,151 were made to the
Limited Members in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Member distributions discussed above, the Company distributed $96,750 of proceeds from property sales in 2002. The distributions reduced the Limited Members'
Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by our managers, must be evaluated in the context of a number of factors that may affect our financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties we own and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for members;

       - resolution by our managers of conflicts with which they may be confronted;

       - the success of our managers of locating properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Company operate.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2002 and 2001, the Company recognized rental income of $1,054,855 and $904,308, respectively. During the same periods, the Company earned investment income of $8,626 and $135,516, respectively. In 2002, rental income increased mainly as a result of additional rent received from the five property acquisitions completed in 2001. The increase in rental income was partially offset by a decrease in investment income due to the Company receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates in 2002.

        During the years ended December 31, 2002 and 2001, the Company paid LLC administration expenses to affiliated parties of $132,753 and $168,864, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $35,571 and $44,531, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        As of December 31, 2002, the Company's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

Liquidity and Capital Resources

        During the year ended December 31, 2002, the Company's cash balances increased $2,146,883 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities increased from $698,009 in 2001 to $939,872 in 2002 as a result of an increase in income and a decrease in LLC administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2001, the Company expended $3,618,071 to invest in real properties (inclusive of acquisition expenses). During the year ended December 31, 2002, the Company generated cash flow from the sale of real estate of $2,178,700.

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

        During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively.

       On December 18, 2002, the Company sold its interest in the Children's World daycare center to an unrelated third party. The Company received net sale proceeds of $587,854, which resulted in a net gain of $146,205. At the time of sale, the cost and related accumulated depreciation was $465,164 and $23,515, respectively.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Subsequent to December 31, 2002, the Company sold 88.0734% of the Johnny Carino's restaurant in Victoria, Texas, in seven separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $1,883,000, which resulted in a net gain of approximately $515,000.

        In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions which represented a return of capital of $7.25 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

       During 2002, two Limited Members redeemed a total of 11.73 Units for $8,085 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.




                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS




                                                          Page

Report of Independent Auditors                             14

Balance Sheet as of December 31, 2002 and 2001             15

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                16

     Cash Flows                                            17

     Changes in Members' Equity                            18

Notes to Financial Statements                         19 - 29





                 REPORT OF INDEPENDENT AUDITORS





To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota







     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.








Minneapolis, Minnesota
January  21, 2003                  Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                             2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents             $ 2,454,033 $ 307,150

INVESTMENTS IN REAL ESTATE:
  Land                                    3,522,708  4,234,559
  Buildings and Equipment                 5,552,032  6,714,280
  Accumulated Depreciation                (431,223)  (221,857)
                                          ---------  ---------
      Net Investments in Real Estate      8,643,517  10,726,982
                                          ---------  ---------
           Total  Assets                $11,097,550 $11,034,132
                                          =========  =========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.  $    60,569 $   15,854
  Distributions Payable                     305,536    238,738
                                          ---------  ---------
      Total Current Liabilities             366,105    254,592
                                          ---------  ---------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                    3,369   (15,444)
  Limited Members' Equity, $1,000
      Unit Value; 24,000 Units authorized;
      13,349 Units issued; 13,338 and
      13,349 Units outstanding in 2002
      and 2001, respectively             10,728,076  10,794,984
                                          ---------   ---------
      Total Members' Equity              10,731,445  10,779,540
                                          ---------   ---------
           Total Liabilities
           and Members' Equity          $11,097,550 $11,034,132
                                          =========   =========


  The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31



                                             2002       2001

INCOME:
   Rent                                  $1,054,855 $  904,308
   Investment Income                          8,626    135,516
                                          ---------  ---------
        Total Income                      1,063,481  1,039,824
                                          ---------  ---------

EXPENSES:
   LLC Administration - Affiliates          132,753    168,864
   LLC Administration and Property
      Management - Unrelated Parties         35,571     44,531
      Depreciation                          267,495    204,430
                                           --------   --------
        Total Expenses                      435,819    417,825
                                           --------   --------

OPERATING INCOME                            627,662    621,999

GAIN ON SALE OF REAL ESTATE                 362,730          0
                                           --------   --------
NET INCOME                               $  990,392 $  621,999
                                           ========   ========

NET INCOME ALLOCATED:
   Managing Members                      $   48,013 $   18,660
   Limited Members                          942,379    603,339
                                           --------   --------
                                         $  990,392 $  621,999
                                           ========   ========

NET INCOME PER LLC UNIT
  (13,346 and 12,774 weighted average
    Units outstanding in 2002
    and 2001, respectively)              $    70.61 $    47.23
                                           ========   ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                  $  990,392 $   621,999

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                 267,495     204,430
     Gain on Sale of Real Estate                (362,730)           0
     Decrease in Receivables                            0      35,941
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                  44,715   (164,361)
                                                ---------   ---------
             Total Adjustments                   (50,520)      76,010
                                                ---------   ---------
        Net Cash Provided By
            Operating Activities                  939,872     698,009
                                                ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           0 (3,618,071)
   Proceeds from Sale of Real Estate            2,178,700           0
                                                ---------   ---------
        Net Cash Provided By (Used For)
            Investing Activities                2,178,700 (3,618,071)
                                                ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members           0   2,565,803
   Organization and Syndication Costs                   0   (384,870)
   Increase in Distributions Payable               66,798      78,687
   Distributions to Members                   (1,030,152)   (921,805)
   Redemption Payments                            (8,335)           0
                                                ---------   ---------
        Net Cash Provided By (Used For)
            Financing Activities                (971,689)   1,337,815
                                                ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         2,146,883 (1,582,247)

CASH AND CASH EQUIVALENTS, beginning of period    307,150   1,889,397
                                                ---------   ---------
CASH AND CASH EQUIVALENTS, end of period       $2,454,033 $   307,150
                                                =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                                     Managing  Limited              Units
                                     Members   Members    Total  Outstanding


BALANCE, December 31, 2000         $(6,450) $ 8,904,863 $ 8,898,413 10,783.52

  Capital Contributions                   0   2,565,803   2,565,803  2,565.80

  Organization and Syndication Costs      0   (384,870)   (384,870)

  Distributions                    (27,654)   (894,151)   (921,805)

  Net Income                         18,660     603,339     621,999
                                   --------   ---------    --------  --------
BALANCE, December 31, 2001         (15,444)  10,794,984  10,779,540 13,349.32

  Distributions                    (28,950) (1,001,202) (1,030,152)

  Redemption Payments                 (250)     (8,085)     (8,335)   (11.73)

  Net Income                         48,013     942,379     990,392
                                   --------   ---------    --------  --------
BALANCE, December 31, 2002          $ 3,369 $10,728,076 $10,731,445 13,337.59
                                   ========   =========   =========  ========








The accompanying Notes to Financial Statements are an integral part of this statement.



                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

     The terms of the offering call for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on September 30, 1999 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The Company received subscriptions for 13,349.321 LLC Units ($13,349,321). The Managing Members contributed capital of $1,000. The Company shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of   business.    The  Company  performs  ongoing   credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

       The Company accounts for properties owned as tenants-in-common with affiliated Companies and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  RELATED PARTY TRANSACTIONS -

     The Company owns a 44.0% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. As of December 31, 2002, the Company owns a .5271% interest in an Arby's restaurant. The remaining interests are owned by unrelated third parties. AEI Private Net Lease Millennium Fund Limited Partnership, owned a 40.0% interest in this property until the interest was sold, in a series of transactions, to unrelated parties in 2002. The Company owns a 48.0% interest in a Johnny Carino's restaurant in San Antonio, Texas. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Company owned a 30.0% interest in a Children's World daycare center. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management XVII, Inc., affiliates of the Company. The Company owned a 22.0% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in this property were owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Company.

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                     2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                         $ 132,753  $ 168,864
                                                    ========   ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.              $  35,571  $  44,531
                                                    ========   ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company.  The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the lessees in the amount of $43,546 for 2001.   $       0  $ (5,133)
                                                    ========   ========
d.AEI is reimbursed for all costs incurred in
   connection with the sale of property.              81,943          0
                                                    ========   ========
e.ASI was the underwriter of the Company offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                         $       0  $ 256,580
                                                    ========   ========
f.AEI is reimbursed for all costs incurred in
  connection with managing the Company's
  offering and organization.                       $       0  $  29,812
                                                    ========   ========

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                       2002       2001

g.AEI is reimbursed for all direct expenses it
  has paid on the Company's behalf to third parties
  relating to the offering and organization of
  the Company.  These expenses included printing
  costs, legal and filing fees, direct administrative
  costs, underwriting costs and due diligence fees. $      0  $  98,478
                                                    ========   ========

     The  payable  to  AEI Fund Management, Inc.  represents  the balance  due for the services described in 3a, b, c,  d,  f,
     and  g.   This balance is non-interest bearing and unsecured
     and is to be paid in the normal course of business.

(4) INVESTMENTS IN REAL ESTATE -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant, which has a Lease term of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants which have renewal options which may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The   Company's  properties  are  commercial,  single-tenant
     buildings  and  were constructed and acquired  in  2000  and
     2001.   There have been no costs capitalized as improvements
     subsequent to the acquisition.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2002 are as follows:

                                            Buildings and          Accumulated
Property                             Land   Equipment      Total   Depreciation

Tumbleweed, Kettering, OH         $  473,800 $  742,311 $  1,216,111 $ 76,377
Johnny Carino's, Victoria, TX        413,855  1,248,743    1,662,598  104,716
Razzoo's, San Antonio, TX          1,552,417  1,882,308    3,434,725  158,307
Razzoo's, Alpharetta, GA             693,524    954,512    1,648,036   57,259
Arby's, Coon Rapids, MN                2,975      5,064        8,039      270
Johnny Carino's, San Antonio, TX     386,137    719,094    1,105,231   34,294
                                    --------   --------     --------  -------
                                  $3,522,708 $5,552,032 $  9,074,740 $431,223
                                    ========   ========    =========  =======

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

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

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

     In May 2002, the Company sold its interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively.

     During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively.

     On December 18, 2002, the Company sold its interest in the Children's World daycare center to an unrelated third party. The Company received net sale proceeds of $587,854, which resulted in a net gain of $146,205. At the time of sale, the cost and related accumulated depreciation was $465,164 and $23,515, respectively.

     Subsequent to December 31, 2002, the Company sold 88.0734% of the Johnny Carino's restaurant in Victoria, Texas, in seven separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $1,883,000, which resulted in a net gain of approximately $515,000.

     In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing
     Members as part of their quarterly distributions which represented a return of capital of $7.25 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December  31, 2002 are as follows:

                       2003             $933,410
                       2004              943,807
                       2005              948,913
                       2006              954,076
                       2007              969,022
                       Thereafter      8,986,913
                                        --------
                                     $13,736,141
                                        ========

     There were no contingent rents recognized in 2002 or 2001.

(5)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

                                                 2002       2001
      Tenants                      Industry

     Razzoo's, Inc.               Restaurant  $ 501,518  $ 468,726
     Kona Restaurant Group, Inc.  Restaurant    313,291    252,260
     Tumbleweed, Inc.             Restaurant    124,059    121,627
                                              ---------   ---------

     Aggregate rent revenue of major tenants  $ 938,868  $ 842,613
                                               ========   ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             89%        93%
                                               ========   ========

(6)  MEMBERS' CAPITAL -

     Cash distributions of $29,200 and $27,654 were made to the Managing Members and $1,001,202 and $894,151 were made to the Limited Members for the years ended December 31, 2002 and 2001, respectively. The Limited Members' distributions represent $75.02 and $70.00 per LLC Unit outstanding using 13,346 and 12,774 weighted average Units in 2002 and 2001, respectively. The distributions represent $70.00 and $47.23 per Unit of Net Income and $5.02 and $22.77 per Unit of return of contributed capital in 2002 and 2001, respectively.



                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  MEMBERS' CAPITAL - (Continued)

     As part of the Limited Member distributions discussed above, the  Company  distributed $96,750 of proceeds from  property
     sales  in  2002.   The  distributions  reduced  the  Limited
     Members' Adjusted Capital Contributions.

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

     During 2002, two Limited Members redeemed a total of 11.73 Units for $8,085 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $993.63 per original $1,000 invested.

(7)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2002       2001

     Net Income for Financial
      Reporting Purposes                  $ 990,392  $ 621,999

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     57,137     32,606

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes     (18,284)          0

     Amortization of Start-Up and
      Organization Costs                   (43,357)   (26,932)
                                          ---------  ---------
           Taxable Income to Members      $ 985,888  $ 627,673
                                           ========   ========

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  INCOME TAXES - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' equity reported for federal income tax purposes for the years ended December
     31:

                                             2002       2001

     Members' Equity for
      Financial Reporting Purposes      $10,731,445  $ 10,779,540

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     71,720        32,866

     Capitalized Start-Up Costs
      Under Section 195                     124,826       145,456

     Amortization of Start-Up and
      Organization Costs                   (62,627)      (39,899)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes    1,994,434     1,994,434
                                          ---------     ---------
           Members' Equity for
              Tax Reporting Purposes    $12,859,798  $ 12,912,397
                                          =========    ==========

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                             _______2002_______      _______2001_______
                            Carrying     Fair        Carrying    Fair
                             Amount     Value         Amount    Value

   Money Market Funds     $ 2,454,033  $ 2,454,033  $ 307,150 $ 307,150
                             --------    ---------    -------   -------
      Total Cash and
         Cash Equivalents $ 2,454,033  $ 2,454,033  $ 307,150 $ 307,150
                            =========    =========    =======   =======

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2003. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance
        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2003:

     Name and Address                        Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XXI, Inc.                 0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson *                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Mr. Larson resigned as an officer of the Managing Member effective February 28, 2003.

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2002, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

Person or Entity                              Amount Incurred From
 Receiving             Form and Method    Inception (October 14, 1998)
Compensation           of Compensation        To December 31, 2002

AEI Securities, Inc. Selling Commissions equal          $1,334,659
                     to 10% of proceeds, most of
                     which were reallowed to
                     Participating Dealers.

Managing Members     Reimbursement at Cost for          $  667,466
and Affiliates       other Organization
                     and Offering Costs.

Managing Members     Reimbursement at Cost for all      $ (84,555)
and Affiliates       Acquisition Expenses

Managing Members     Reimbursement at Cost for all      $  512,480
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all      $   81,943
and Affiliates       expenses related to the disposition
                     of the Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal  $   70,943
                     year.

Managing Members     1% of distributions of Net         $      977
                     Proceeds of Sale until Limited
                     Members have received an amount equal
                     to (a) their Adjusted Capital
                     Contributions, plus (b) an amount
                     equal to 7% of their Adjusted Capital
                     Contributions per annum, cumulative but
                     not compounded, to the extent not
                     previously distributed. 10% of
                     distributions of Net Proceeds of
                     Sale thereafter.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

     10.1 Net Lease Agreement dated February 25, 2000, between the Company and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on March 10,
     2000).

     10.2 Net Lease Agreement dated April 18, 2000 between the Company and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 25, 2000).

     10.3 Net Lease Agreement dated April 19, 2000 between the Company and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 25, 2000).

     10.4 Net Lease Agreement dated June 30, 2000 between the Company, AEI Net Lease Income & Growth Fund XIX Limited
     Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

     10.5 First Amendment to Net Lease Agreement dated August 23, 2000, between the Company and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 28, 2000).

     10.6 Second Amendment to Net Lease Agreement dated August 23, 2000 between the Company and Tumbleweed, Inc. relating to the property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 7, 2000).

     10.7 First Amendment to Net Lease Agreement dated December 7, 2000 between the Company and Kona Restaurant Group, Inc. relating to the property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Form 8-K filed on December 8, 2000).

     10.8 First Amendment to Net Lease Agreement dated December 19, 2000 between the Company and Razzoo's, Inc. relating to the property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2000).

     10.9 Net Lease Agreement dated February 2, 2001 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.15 of Form 10-KSB filed on March 9, 2001).

     10.10 Development Financing Agreement dated March 8, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

             A.   Exhibits -
                              DESCRIPTION

     10.11 Net Lease Agreement dated March 8, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on May 10, 2001).

     10.12 Net Lease Agreement dated March 30, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and
     ARAMARK Educational Resources, Inc. relating to the property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 10, 2001).

     10.13 First Amendment to Net Lease Agreement dated July 11, 2001 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 25, 2001).

     10.14 Lease Agreement dated February 20, 2001 between CNL Restaurant Investors Properties, LLC and Franchise Associates, Inc. relating to the property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 23, 2001).

     10.15 Assignment of Contract for Sale and Purchase dated August 17, 2001 between the Company and AEI Fund Management, Inc. relating to the property at 3385 124th Avenue NW Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on October 23, 2001).

     10.16 Assignment and Assumption of Lease dated August 27, 2001 between the Company, AEI Private Net Lease
     Millennium Fund Limited Partnership and CNL Restaurant Investors Properties relating to the property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on October 23, 2001).

     10.17 First Amendment to Net Lease Agreement dated September 26, 2001 between the Company, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on October 23, 2001).

     10.18 First Amendment to Net Lease Agreement dated November 2, 2001 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit
     10.2 of Form 8-K filed on November 5, 2001).

     10.19 Purchase Agreement dated October 19, 2002 between the Company, AEI Fund Management XVII, Inc. AEI Net Lease Income & Growth Fund XX Limited Partnership and Peter A. Pepi and Regula E Pepi relating to the property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to
     Exhibit 10.1 of  Form 10-QSB filed November 1, 2002).

     99.1  Certification of Chief Executive Officer  of  Managing
     Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification of Chief Financial Officer  of  Managing
     Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


               B.   Reports on Form 8-K -    None

ITEM 14.  CONTROLS AND PROCEDURES.

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

                           AEI INCOME & GROWTH FUND 23
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                           Its Managing Member



March 21, 2003           By:  /s/ Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ Robert P. Johnson  President (Principal Executive Officer)March 21, 2003
Robert P. Johnson      and Sole Director of Managing Member

/s/ Patrick W. Keene   Chief Financial Officer and Treasurer  March 21, 2003
Patrick W. Keene       (Principal Accounting Officer)


                                 CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund 23 LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing Member


                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund 23 LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing Member