Form 10QSB
period 2003-05-12
AEI INCOME & GROWTH FUND 23 LLC
filed 2003-05-12
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

               Commission file number:  000-30449


                   AEI INCOME & GROWTH FUND 23 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


   ___State of Delaware____              __41-1922579__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


            _____________Not Applicable_____________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX


                                                        Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                       3

             Statements for the Periods ended
             March 31, 2003 and 2002:

              Income                                     4

              Cash Flows                                 5

              Changes in Members' Equity                 6

             Notes to Financial Statements             7 - 9

    Item 2.  Management's Discussion and Analysis      9 - 13

    Item 3.  Controls and Procedures                     13

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                           13

    Item 2.  Changes in Securities                       13

    Item 3.  Defaults Upon Senior Securities             13

    Item 4.  Submission of Matters to a
             Vote of Security Holders                    13

    Item 5.  Other Information                           13

    Item 6.  Exhibits and Reports on Form 8-K            14

            Signatures                                   14

            Certifications                              15-16

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $ 4,458,394 $ 2,454,033

INVESTMENTS IN REAL ESTATE:
  Land                                     3,110,377   3,522,708
  Buildings and Equipment                  4,307,890   5,552,032
  Accumulated Depreciation                  (371,577)   (431,223)
                                          ----------  ----------
      Net Investments in Real Estate       7,046,690   8,643,517
                                          ----------  ----------
           Total Assets                  $11,505,084 $11,097,550
                                           ========    =========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.   $    40,328 $    60,569
  Distributions Payable                      238,736     305,536
  Unearned Rent                                9,767           0
                                          ----------  ----------
      Total Current Liabilities              288,831     366,105
                                          ----------  ----------
MEMBERS' EQUITY:
  Managing Members' Equity                     6,140       3,369
  Limited Members' Equity, $1,000 Unit Value;
      24,000 Units authorized;
      13,349 Units issued;
      13,338 Units outstanding            11,210,113  10,728,076
                                          ----------  ----------
      Total Members' Equity               11,216,253  10,731,445
                                          ----------  ----------
           Total Liabilities
           and Members' Equity           $11,505,084 $11,097,550
                                           =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

INCOME:
   Rent                                   $ 202,372  $ 274,039
   Investment Income                          9,142        753
                                          ---------  ---------
        Total Income                        211,514    274,792
                                          ---------  ---------

EXPENSES:
   LLC Administration - Affiliates           39,769     41,981
   LLC Administration and Property
      Management - Unrelated Parties         11,212      7,443
      Depreciation                           49,395     69,155
                                          ---------  ---------
        Total Expenses                      100,376    118,579
                                          ---------  ---------

OPERATING INCOME                            111,138    156,213

GAIN ON SALE OF REAL ESTATE                 614,507          0
                                          ---------  ---------
NET INCOME                                $ 725,645  $ 156,213
                                           ========   ========

NET INCOME ALLOCATED:
   Managing Members                       $   9,996  $   4,686
   Limited Members                          715,649    151,527
                                          ---------  ---------
                                          $ 725,645  $ 156,213
                                           ========   ========

NET INCOME PER LLC UNIT
    (13,338 and 13,349 weighted average
    Units outstanding in 2003 and 2002,
    respectively)                         $   53.65  $   11.35
                                           ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                          $  725,645  $  156,213

   Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:

     Depreciation                            49,395     69,155
     Gain on Sale of Real Estate           (614,507)         0
     Decrease in Payable to
        AEI Fund Management, Inc.           (20,241)    (8,578)
     Increase in Unearned Rent                9,767          0
                                          ---------  ---------
        Total Adjustments                  (575,586)    60,577
                                          ---------  ---------
        Net Cash Provided By
            Operating Activities            150,059    216,790
                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate      2,161,939          0
                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable        (66,800)         0
   Distributions to Members                (240,837)  (240,838)
                                          ---------  ---------
        Net Cash Used For
            Financing Activities           (307,637)  (240,838)
                                          ---------  ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   2,004,361    (24,048)

CASH AND CASH EQUIVALENTS,
beginning of period                       2,454,033    307,150
                                          ---------  ---------
CASH AND CASH EQUIVALENTS, end of period $4,458,394  $ 283,102
                                           ========   ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        Limited
                                                         Member
                           Managing  Limited             Units
                           Members   Members   Total  Outstanding


BALANCE, December 31, 2001 $(15,444) $10,794,984  $10,779,540  13,349.32

  Distributions              (7,225)    (233,613)    (240,838)

  Net Income                  4,686      151,527      156,213
                           --------    ---------    ---------  ---------
BALANCE, March 31, 2002    $(17,983) $10,712,898  $10,694,915  13,349.32
                           ========    =========    =========   ========


BALANCE, December 31, 2002 $  3,369  $10,728,076  $10,731,445  13,337.59

  Distributions              (7,225)    (233,612)    (240,837)

  Net Income                  9,996      715,649      725,645
                           --------    ---------    ---------  ---------
BALANCE, March 31, 2003    $  6,140  $11,210,113  $11,216,253  13,337.59
                           ========    =========    =========   ========








 The accompanying Notes to Financial Statements are an integral part of this statement.
                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-KSB.

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

     During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively. The net gain for the three months ended March 31, 2002 was $-0-.

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


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     During the three months ended March 31, 2003, the Company sold 99.6316% of the Johnny Carino's restaurant in Victoria, Texas, in eight separate transactions, to unrelated third parties. The Company received total net sale proceeds of $2,161,939, which resulted in a net gain of $614,507. The total cost and related accumulated depreciation of the interests sold was $1,656,473 and $109,041, respectively.

     In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing
     Members as part of their quarterly distributions which represented a return of capital of $7.25 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     On April 4, 2003, the Partnership purchased a parcel of land in Parker, Colorado for $794,250. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The total purchase price, including the cost of the land, will be approximately $2,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $246,000.

(4)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

       - resolution by our managers of conflicts with which they may be confronted;
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Company recognized rental income of $202,372 and $274,039, respectively. During the same periods, the Company earned investment income of $9,142 and $753, respectively. In 2003, rental income decreased due to property sales. The decrease in rental income was partially offset by an increase in investment income due to the Company having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the three months ended March 31, 2003 and 2002, the Company paid LLC administration expenses to affiliated parties of $39,769 and $41,981, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,212 and $7,443, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2003, the Company's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Company's cash balances increased $2,004,361 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $216,790 in 2002 to $150,059 in 2003 mainly as a result of a decrease in income in 2003.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Company generated cash flow from the sale of real estate of $2,161,939.

        In May 2002, the Company sold its interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively.

        During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively. The net gain for the three months ended March 31, 2002 was $-0-.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On December 18, 2002, the Company sold its interest in the Children's World daycare center to an unrelated third party. The Company received net sale proceeds of $587,854, which resulted in a net gain of $146,205. At the time of sale, the cost and related accumulated depreciation was $465,164 and $23,515, respectively.

        During the three months ended March 31, 2003, the Company sold 99.6316% of the Johnny Carino's restaurant in Victoria, Texas, in eight separate transactions, to unrelated third parties. The Company received total net sale proceeds of $2,161,939, which resulted in a net gain of $614,507. The total cost and related accumulated depreciation was $1,656,473 and $109,041, respectively.

        In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions which represented a return of capital of $7.25 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

        On April 4, 2003, the Partnership purchased a parcel of land in Parker, Colorado for $794,250. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The total purchase price, including the cost of the land, will be approximately $2,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $246,000.

       The Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a semi-annual basis.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                 a.  Exhibits -
                                            Description

     10.1  Development Financing Agreement dated  April  4,  2003 between  the  Partnership and Kona  Restaurant  Group,  Inc.
     relating to the property at 9355 Crown Crest Boulevard, Parker, Colorado.

     10.2  Net  Lease  Agreement dated April 4, 2003 between  the
     Partnership and Kona Restaurant Group, Inc. relating to the property at 9355 Crown Crest Boulevard, Parker, Colorado.

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


Dated:  May 12, 2003          AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing Member


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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing Member