Form 10QSB
period 2003-08-08
AEI INCOME & GROWTH FUND 23 LLC
filed 2003-08-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

               Commission file number:  000-30449


                   AEI INCOME & GROWTH FUND 23 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


   ___State of Delaware____              __41-1922579__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


________________________Not Applicable__________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

                    Yes  _____     No  __X__




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX


                                                     Page

PART I.  Financial Information

    Item 1. Balance Sheet as of June 30, 2003 and
            December 31, 2002                         3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Members' Equity                 6

        Notes to Financial Statements               7 - 11

    Item 2. Management's Discussion and Analysis   11 - 15

    Item 3. Controls and Procedures                   15

PART II. Other Information

    Item 1. Legal Proceedings                         16

    Item 2. Changes in Securities                     16

    Item 3. Defaults Upon Senior Securities           16

    Item 4. Submission of Matters to a Vote of
            Security Holders                          16

    Item 5. Other Information                         16

    Item 6. Exhibits and Reports on Form 8-K          16

        Signatures                                    17

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                             2003        2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $3,006,916   $ 2,454,033
  Receivables                                26,137             0
                                          ---------     ---------
                                          3,033,053     2,454,033
                                          ---------     ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    3,891,111     3,522,708
  Buildings and Equipment                 4,307,890     5,552,032
  Construction in Progress                  527,437             0
  Accumulated Depreciation                 (416,266)     (431,223)
                                          ---------     ---------
      Net Investments in Real Estate      8,310,172     8,643,517
                                          ---------     ---------
           Total Assets                 $11,343,225   $11,097,550
                                          =========     =========


                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  12,319   $    60,569
  Distributions Payable                     235,193       305,536
                                          ---------     ---------
      Total Current Liabilities             247,512       366,105
                                          ---------     ---------
MEMBERS' EQUITY:
  Managing Members' Equity                    6,138         3,369
  Limited Members' Equity, $1,000 Unit Value;
      24,000 Units authorized; 13,349 Units
      issued; 13,317 and 13,338 Units
      outstanding in 2003 and 2002,
      respectively                       11,089,575    10,728,076
                                          ---------     ---------
      Total Members' Equity              11,095,713    10,731,445
                                          ---------     ---------
           Total Liabilities and
           Members' Equity              $11,343,225   $11,097,550
                                          =========     =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                           Three Months Ended Six Months Ended
                           6/30/03   6/30/02  6/30/03 6/30/02

RENTAL INCOME              $206,328 $249,712 $408,700 $499,422

EXPENSES:
   LLC Administration -
     Affiliates              23,266   33,369   63,035   75,350
   LLC Administration and
     Property Management -
     Unrelated Parties       21,665   22,294   32,877   29,597
   Depreciation              44,689   63,177   94,084  126,353
                            -------  -------  -------  -------
        Total Expenses       89,620  118,840  189,996  231,300
                            -------  -------  -------  -------

OPERATING INCOME            116,708  130,872  218,704  268,122

OTHER INCOME:
   Interest Income           15,002    1,529   24,144    2,282
   Gain on Sale of Real
    Estate                        0        0  614,507        0
                            -------  -------  -------  -------
        Total Other Income   15,002    1,529  638,651    2,282
                            -------  -------  -------  -------
INCOME FROM CONTINUING
   OPERATIONS               131,710  132,401  857,355  270,404

Income from Discontinued
   Operations                     0   84,855        0  103,065
                            -------  -------  -------  -------
NET INCOME                 $131,710 $217,256 $857,355 $373,469
                            =======  =======  =======  =======

NET INCOME ALLOCATED:
   Managing Members         $ 4,131 $ 25,716 $ 14,127 $ 30,402
   Limited Members          127,579  191,540  843,228  343,067
                            -------  -------  -------  -------
                           $131,710 $217,256 $857,355 $373,469
                             ======   ======   ======   ======
INCOME PER LLC UNIT:
   Continuing Operations    $  9.58 $   9.62 $  63.27 $  19.65
   Discontinued Operations        0     4.73        0     6.05
                            -------  -------  -------  -------
        Total                $ 9.58  $ 14.35 $  63.27 $  25.70
                             ======   ======   ======   ======
Weighted Average Units
 Outstanding                 13,317   13,349   13,327   13,349
                             ======   ======   ======   ======

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                           $  857,355  $  373,469

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                            94,084    137,042
     Gain on Sale of Real Estate           (614,507)   (71,642)
     Increase in Receivables                (26,137)         0
     Decrease in Payable to
        AEI Fund Management, Inc.           (48,250)    (5,633)
                                           --------   --------
        Total Adjustments                  (594,810)    59,767
                                           --------   --------
        Net Cash Provided By
           Operating Activities             262,545    433,236
                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate         (1,308,171)         0
   Proceeds from Sale of Real Estate      2,161,939    567,176
                                           --------   --------
        Net Cash Provided By
           Investing Activities             853,768    567,176
                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable        (70,343)         0
   Distributions to Members                (478,136)  (481,676)
   Redemption Payments                      (14,951)         0
                                           --------   --------
        Net Cash Used For
           Financing Activities            (563,430)  (481,676)
                                           --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS   552,883    518,736

CASH AND CASH EQUIVALENTS,
  beginning of period                     2,454,033    307,150
                                           --------   --------
CASH AND CASH EQUIVALENTS,
  end of period                          $3,006,916  $ 825,886
                                           ========   ========



  The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members      Total      Outstanding


BALANCE, December 31, 2001  $(15,444)  $10,794,984  $10,779,540    13,349.32

  Distributions              (14,450)     (467,226)    (481,676)

  Net Income                  30,402       343,067      373,469
                            --------      --------     --------     --------
BALANCE, June 30, 2002      $    508   $10,670,825  $10,671,333    13,349.32
                             =======    ==========   ==========    =========


BALANCE, December 31, 2002  $  3,369   $10,728,076  $10,731,445    13,337.59

  Distributions              (10,910)     (467,226)    (478,136)

  Redemption Payments           (448)      (14,503)     (14,951)      (20.71)

  Net Income                  14,127       843,228      857,355
                            --------      --------     --------     --------
BALANCE, June 30, 2003      $  6,138   $11,089,575  $11,095,713    13,316.88
                             =======    ==========   ==========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Company's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES - (Continued)

     The  buildings and equipment of the Company are  depreciated using  the  straight-line  method  for  financial  reporting purposes based on estimated useful lives of 25 years  and  5 years, respectively.

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

     The Company accounts for properties owned as tenants-in-common with affiliated Companies and/or unrelated third
     parties using the proportionate consolidation method.   Each
     tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-
     common  interests.   The financial statements  reflect  only
     this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.

(5)  INVESTMENTS IN REAL ESTATE -

     During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively. The net gain for the six months ended June 30, 2002 was $-0-.

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

     Subsequent to June 30, 2003 the Company sold 20.7054% of the Johnny Carino's restaurant in San Antonio, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $666,000, which resulted in a net gain of approximately $211,000.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing
     Members as part of their quarterly distributions which represented a return of capital of $7.25 per LLC Unit. During the first six months of 2003, the Company distributed $171,717 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions which represented a return of capital of $12.77 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     On April 4, 2003, the Partnership purchased a parcel of land in Parker, Colorado for $780,734, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Company had advanced $527,437 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $246,000.

     Subsequent to June 30, 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on December 19, 2003 for the property in San Antonio and July 11, 2004 for the property in Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $4,808,794.

(6)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS -

     In May 2002, the Company sold its 22% interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively.

     On December 18, 2002, the Company sold its 30% interest in the Children's World daycare center to an unrelated third party. The Company received net sale proceeds of $587,854, which resulted in a net gain of $146,205. At the time of sale, the cost and related accumulated depreciation was $465,164 and $23,515, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.  The results of discontinued operations  are  as follows:
                           Three Months Ended      Six Months Ended
                           6/30/03   6/30/02        6/30/03 6/30/02

Rental Income                 $ 0  $ 18,997          $ 0    $43,326
Property Management Expenses    0    (1,074)           0     (1,214)
Depreciation                    0    (4,710)           0    (10,689)
Gain on Disposal of Real Estate 0    71,642            0     71,642
                          -------   -------      -------    -------
   Income from Discontinued
     Operations               $ 0  $ 84,855          $ 0   $103,065
                           ======    ======       ======     ======

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Company recognized rental income of $408,700 and $542,748, respectively. During the same periods, the Company earned interest income of $24,144 and $2,282, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2003 and rent increases on two properties. In 2003, interest income increased due to the Partnership receiving interest from construction advances and having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the six months ended June 30, 2003 and 2002, the Company paid LLC administration expenses to affiliated parties of $63,035 and $75,350, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $32,877 and $30,811, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of June 30, 2003, the Company's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.

        Subsequent to June 30, 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on December 19, 2003 for the property in San Antonio and July 11, 2004 for the property in Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $4,808,794.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2003, the Company's cash balances increased $552,883 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $433,236 in 2002 to $262,545 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003 and 2002, the Company generated cash flow from the sale of real estate of $2,161,939 and $567,176, respectively. During the six months ended June 30, 2003, the Company expended $1,308,171 to invest in real properties (inclusive of acquisition expenses), as the Company reinvested cash generated from property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May 2002, the Company sold its 22% interest in the Johnny Carino's restaurant in Austin, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of $567,176, which resulted in a net gain of $71,642. The total cost and related accumulated depreciation of the interests sold was $501,879 and $6,345, respectively.

        During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively. The net gain for the three months ended June 30, 2002 was $-0-.

       On December 18, 2002, the Company sold its 30% interest in the Children's World daycare center to an unrelated third party. The Company received net sale proceeds of $587,854, which resulted in a net gain of $146,205. At the time of sale, the cost and related accumulated depreciation was $465,164 and $23,515, respectively.

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

        Subsequent to June 30, 2003 the Company sold 20.7054% of the Johnny Carino's restaurant in San Antonio, Texas, in two separate transactions, to unrelated third parties. The Company received total net sale proceeds of approximately $666,000, which resulted in a net gain of approximately $211,000.

        In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions which represented a return of capital of $7.25 per LLC Unit. During the first six months of 2003, the Company distributed $171,717 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions which represented a return of capital of $12.77 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

        On April 4, 2003, the Partnership purchased a parcel of land in Parker, Colorado for $780,734, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Company had advanced $527,437 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $246,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On April 1, 2003, two Limited Members redeemed a total of
20.71 Units for $14,503 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In 2002, two Limited Members redeemed a total of 11.73 Units for $8,085. The redemptions increase the remaining Limited Member's ownership interest in the Company.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 3.   CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    31.1 Certification of  Chief Executive  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of  Chief Financial  Officer  of  Managing
    Member  pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification of  Chief  Executive  Officer  and   Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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