Form 10QSB
period 2003-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2003-11-13
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                        Yes       No [X]




                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                    2003           2002

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,654,990    $ 2,454,033
  Receivables                                        58,058              0
                                                 -----------    -----------
                                                  3,713,048      2,454,033
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            3,506,635      3,522,708
  Buildings and Equipment                         3,588,796      5,552,032
  Construction in Progress                        1,325,531              0
  Accumulated Depreciation                         (404,616)      (431,223)
                                                 -----------    -----------
      Net Investments in Real Estate              8,016,346      8,643,517
                                                 -----------    -----------
           Total  Assets                        $11,729,394    $11,097,550
                                                 ===========    ===========


                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    25,457    $    60,569
  Distributions Payable                             237,484        305,536
                                                 -----------    -----------
      Total Current Liabilities                     262,941        366,105
                                                 -----------    -----------
MEMBERS' EQUITY:
  Managing Members' Equity                           10,768          3,369
  Limited Members' Equity, $1,000 Unit Value;
   24,000 Units authorized; 13,349 Units issued;
   13,317 and 13,338 Units outstanding
   in 2003 and 2002, respectively                11,455,685     10,728,076
                                                 -----------    -----------
      Total Members' Equity                      11,466,453     10,731,445
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $11,729,394    $11,097,550
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
                  AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended       Nine Months Ended
                               9/30/03       9/30/02    9/30/03      9/30/02

RENTAL INCOME                 $ 178,339    $ 219,683  $  528,777   $ 660,842

EXPENSES:
   LLC Administration -
    Affiliates                   35,020       28,296      98,055     103,646
   LLC Administration and
    Property Management -
    Unrelated Parties             4,439        2,959      27,270      30,250
   Depreciation                  37,342       55,543     116,728     167,199
                               ---------    ---------  ----------   ---------
        Total Expenses           76,801       86,798     242,053     301,095
                               ---------    ---------  ----------   ---------

OPERATING INCOME                101,538      132,885     286,724     359,747

OTHER INCOME:
   Interest Income               33,371        2,950      57,515       5,232
   Gain on Sale of Real Estate        0       16,431     614,507      16,431
                               ---------    ---------  ----------   ---------
        Total Other Income       33,371       19,381     672,022      21,663
                               ---------    ---------  ----------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   134,909      152,266     958,746     381,410

Income from Discontinued
 Operations                     475,421       28,964     508,939     173,289
                               ---------    ---------  ----------   ---------
NET INCOME                    $ 610,330    $ 181,230  $1,467,685   $ 554,699
                               =========    =========  ==========   =========

NET INCOME ALLOCATED:
   Managing Members           $  10,606    $   7,367  $   24,733   $  37,769
   Limited Members              599,724      173,863   1,442,952     516,930
                               ---------    ---------  ----------   ---------
                              $ 610,330    $ 181,230  $1,467,685   $ 554,699
                               =========    =========  ==========   =========
INCOME PER LLC UNIT:
   Continuing Operations      $    9.82    $   10.92  $    70.75   $   26.62
   Discontinued Operations        35.21         2.10       37.55       12.10
                               ---------    ---------  ----------   ---------
        Total                 $   45.03    $   13.02  $   108.30   $   38.72
                               =========    =========  ==========   =========
Weighted Average Units
  Outstanding                    13,317       13,349      13,324      13,349
                               =========    =========  ==========   =========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $ 1,467,685     $   554,699

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   134,569         203,376
     Gain on Sale of Real Estate                 (1,079,117)        (88,073)
     Increase in Receivables                        (58,058)              0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (35,112)            762
     Increase in Unearned Rent                            0          24,345
                                                 -----------     -----------
            Total Adjustments                    (1,037,718)        140,410
                                                 -----------     -----------
        Net Cash Provided By
           Operating Activities                     429,967         695,109
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                 (2,107,926)              0
      Proceeds from Sale of Real Estate           3,679,645         714,946
                                                 -----------     -----------
        Net Cash Provided By
           Investing Activities                   1,571,719         714,946
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (68,052)              0
   Distributions to Members                        (717,726)       (722,514)
   Redemption Payments                              (14,951)              0
                                                 -----------     -----------
        Net Cash Used For
           Financing Activities                    (800,729)       (722,514)
                                                 -----------     -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           1,200,957         687,541

CASH AND CASH EQUIVALENTS, beginning of period    2,454,033         307,150
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $ 3,654,990     $   994,691
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                    Limited
                                                                     Member
                              Managing     Limited                    Units
                              Members      Members      Total      Outstanding


BALANCE, December 31, 2001   $ (15,444)  $10,794,984  $10,779,540   13,349.32

  Distributions                (21,675)     (700,839)    (722,514)

  Net Income                    37,769       516,930      554,699
                              ---------   -----------  ----------- -----------
BALANCE, September 30, 2002  $     650   $10,611,075  $10,611,725   13,349.32
                              =========   ===========  =========== ===========


BALANCE, December 31, 2002   $   3,369   $10,728,076  $10,731,445   13,337.59

  Distributions                (16,886)     (700,840)    (717,726)

  Redemption Payments             (448)      (14,503)     (14,951)     (20.71)

  Net Income                    24,733     1,442,952    1,467,685
                              ---------   -----------  ----------- -----------
BALANCE, September 30, 2003  $  10,768   $11,455,685  $11,466,453   13,316.88
                              =========   ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Income & Growth Fund 23 LLC (the Company), a Limited Liability Company, was formed on October 14, 1998 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President of AFM, serves as the Special Managing Member and an affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Company.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

(5)  Investments in Real Estate -

     During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively. The net gain for the nine months ended September 30, 2002 was $16,431.

     During the first quarter of 2003, the Company sold 99.6316% of the Johnny Carino's restaurant in Victoria, Texas, in eight separate transactions, to unrelated third parties. The Company received total net sale proceeds of $2,161,939, which resulted in a net gain of $614,507. The total cost and related accumulated depreciation of the interests sold was $1,656,473 and $109,041, respectively.

     In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing
     Members  as  part  of  their quarterly distributions,  which represented a return of capital of $7.25 per LLC Unit. During the first nine months of 2003, the Company distributed $232,323 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $17.28 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     On April 4, 2003, the Partnership purchased a parcel of land in Parker, Colorado for $782,395, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through September 30, 2003, the Company had advanced $1,325,531 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $246,000.

     In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on December 19, 2003 for the property in San Antonio and July 11, 2004 for the property in Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $4,779,592.

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


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                                 (Continued)

(7)  Discontinued Operations - (Continued)

     During the third quarter of 2003, the Company sold its 48% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,517,706, which resulted in a net gain of $464,610. The total cost and related accumulated depreciation of the interests sold was $1,105,231 and $52,135, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:

                                 Three Months Ended       Nine Months Ended
                                9/30/03      9/30/02     9/30/03     9/30/02

Rental Income                   $  14,099   $  40,217   $  72,361   $ 141,806
Property Management Expenses         (145)       (462)    (10,191)     (3,982)
Depreciation                       (3,143)    (10,791)    (17,841)    (36,177)
Gain on Disposal of Real Estate   464,610           0     464,610      71,642
                                 ---------   ---------   ---------   ---------
 Income from Discontinued
   Operations                   $ 475,421   $  28,964   $ 508,939   $ 173,289
                                 ==========  =========   =========   =========

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Company recognized rental income from continuing operations of $528,777 and $660,842, respectively. In 2003, rental income decreased due to sales of the Arby's restaurant and the Johnny Carino's restaurant in Victoria, Texas. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2003 and rent increases on three properties.

       For the nine months ended September 30, 2003 and 2002, the Company incurred LLC administration expenses from affiliated parties of $98,055 and $103,646, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $27,270 and $30,250, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2003 and 2002, the Company recognized interest income of $57,515 and $5,232, respectively. In 2003, interest income increased due to the Company receiving interest from construction advances and having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2003 and 2002, the Company recognized gain on sale of real estate from continuing operations of $614,507 and $16,431, respectively, from the sale of two properties. Since the Company retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        During 2002, the Company sold 59.4729% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,023,670, which resulted in a net gain of $144,883. The total cost and related accumulated depreciation of the interests sold was $907,056 and $28,269, respectively. The net gain for the nine months ended September 30, 2002 was $16,431.

        During the first quarter of 2003, the Company sold 99.6316% of the Johnny Carino's restaurant in Victoria, Texas, in eight separate transactions, to unrelated third parties. The Company received total net sale proceeds of $2,161,939, which resulted in a net gain of $614,507. The total cost and related accumulated depreciation of the interests sold was $1,656,473 and $109,041, respectively.

        In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on December 19, 2003 for the property in San Antonio and July 11, 2004 for the property in Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $4,779,592.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2003, the Company recognized income from discontinued operations of $508,939, representing rental income less property management expenses and depreciation of $44,329 and gain on disposal of real estate of $464,610. For the nine months ended September 30, 2002, the Company recognized income from discontinued operations of $173,289, representing rental income less property management expenses and depreciation of $101,647 and gain on disposal of real estate of $71,642.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the third quarter of 2003, the Company sold its 48% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,517,706, which resulted in a net gain of $464,610. The total cost and related accumulated depreciation of the interests sold was $1,105,231 and $52,135, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Company's cash balances increased $1,200,957 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2002, the Company's cash balances increased $687,541 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $695,109 in 2002 to $429,967 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Company generated cash flow from the sale of real estate of $3,679,645 and $714,946, respectively. During the nine months ended September 30, 2003, the Company expended $2,107,926 to invest in real properties (inclusive of acquisition expenses), as the Company reinvested cash generated from property sales.

        On April 4, 2003, the Partnership purchased a parcel of land in Parker, Colorado for $782,395, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through September 30, 2003, the Company had advanced $1,325,531 for the construction of the property and was charging interest on the advances at a rate of 10%. The total purchase price, including the cost of the land, will be approximately $2,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $246,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.

       For the nine months ended September 30, 2003 and 2002, the Company declared distributions of $717,726 and $722,514, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $700,840 and $700,839 and the Managing Members received distributions of $16,886 and $21,675 for the periods, respectively.

        In the fourth quarter of 2002, the Company distributed $97,727 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $7.25 per LLC Unit. During the first nine months of 2003, the Company distributed $232,323 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $17.28 per LLC Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        On October 1, 2003, two Limited Members redeemed a total of 18.81 Units for $13,035 in accordance with the Operating Agreement. On April 1, 2003, two Limited Members redeemed a total of 20.71 Units for $14,503. The Company acquired these Units using Net Cash Flow from operations. In 2002, two Limited Members redeemed a total of 11.73 Units for $8,085. The redemptions increase the remaining Limited Member's ownership interest in the Company.

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


Dated:  November 11, 2003     AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)