Form 10KSB
period 2003-12-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2004-03-30
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $207,979.

As of February 29, 2004, there were 13,298.069 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,298,069.
               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 23 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on October 14, 1998. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $24,000,000 of limited membership interests (the "Units") (24,000 Units at $1,000 per Unit)
pursuant to a registration statement effective March 23, 1999. The Company commenced operations on September 30, 1999 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The Company received subscriptions for 13,349.321 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $13,349,321 and $1,000, respectively.

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

Property Activity

       On March 30, 2001, the Company purchased a 30% interest in a Children's World daycare center in New Albany, Ohio for $465,164. The property was leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $44,345. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, XVII, Inc., affiliates of the Company.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that they are experiencing financial difficulty and may not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. On December 5, 2003, the Company terminated the lease, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The two parties have exchanged legal filings without resolving their issues. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, they have not paid any rent for 2004. The Company is reviewing its available options and has listed the property for sale with a local real estate broker.

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

        In late 2003, the lessee closed the restaurant in Alpharetta and has indicated they are no longer interested in operating a restaurant at the site. Rents are current through March 31, 2004 and the Company holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. The Company is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Company has determined the property is impaired. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $451,513 was recognized, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

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

        During the third quarter of 2003, the Company sold its interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Company received total net sale proceeds of $1,517,706, which resulted in a net gain of $464,610. The total cost and related accumulated depreciation of the interests sold was $1,105,231 and $52,135, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On April 4, 2003, the Company purchased a parcel of land in Parker, Colorado for $794,250. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. On December 18, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of approximately $236,000. Total acquisition costs, including the cost of the land, were $2,346,107.

        Subsequent to December 31, 2003, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for approximately $2,131,200. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $166,265. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

Major Tenants

        During 2003, three tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2003. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2004 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2003.

                            Total Property                 Annual    Annual
                  Purchase   Acquisition                   Lease     Rent Per
Property            Date        Costs      Lessee          Payment   Sq. Ft.

Tumbleweed Restaurant                     Tumbleweed,
 Kettering, OH     8/23/00  $1,216,111       Inc.        $ 128,216   $23.38

Johnny Carino's Restaurant
 Victoria, TX                          Kona Restaurant
 (.3684%)          12/7/00  $    6,125    Group, Inc.    $     679   $28.47

Razzoo's Restaurant
 San Antonio, TX  12/19/00  $3,434,725      (1)

Razzoo's Restaurant
 Alpharetta, GA
 (44.0%)           7/11/01  $1,648,036  Razzoo's, Inc.   $ 164,308   $46.13

Arby's Restaurant
 Coon Rapids, MN                          Franchise
 (.5271%)          8/28/01  $    8,039  Associates, Inc. $     720   $32.70

Johnny Carino's Restaurant               Kona Restaurant
 Parker, CO       12/18/03  $2,346,107     Group, Inc.   $236,000    $36.69

(1) The lease was terminated effective December 31, 2003.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company, and/or unrelated third parties. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Arby's restaurant and the Johnny Carino's restaurant in Victoria, Texas are owned by unrelated third parties.

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

        The initial Lease terms are for 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant, which has a Lease term of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants, which have renewal options that may extend the Lease terms an additional 15 years.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        Through December 31, 2003, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 452 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
          (Continued)

        During  2003, four Limited Members redeemed  a  total  of
39.52 Units for $27,538 in accordance with the Operating Agreement. During 2002, two Limited Members redeemed a total of
11.73 Units for $8,085. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $851 and $250 in 2003 and 2002, respectively.

       Cash distributions of $22,861 and $28,950 were made to the Managing Members and $934,454 and $1,001,202 were made to the
Limited Members in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Member distributions discussed above, the Company distributed $290,000 and $96,750 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Members' Adjusted Capital Contributions.

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

Results of Operations

        For the years ended December 31, 2003 and 2002, the Company recognized rental income from continuing operations of $207,979 and $372,982, respectively. In 2003, rental income decreased due to sales of the Arby's restaurant and the Johnny Carino's restaurant in Victoria, Texas. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2003 and a rent increase on one property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Company incurred LLC administration expenses from affiliated parties of $121,988 and $132,753, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $14,033 and $19,733, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        For the years ended December 31, 2003 and 2002, the Company recognized interest income of $94,661 and $8,626, respectively. In 2003, interest income increased due to the Company receiving interest from construction advances and having more money invested in a money market account due to property sales.

        For the years ended December 31, 2003 and 2002, the Company recognized gain on sale of real estate from continuing operations of $614,507 and $144,883, respectively, from the sale of two properties. Since the Company retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Company recognized a loss from discontinued operations of $731,023, representing a real estate impairment loss of $1,600,393, which was partially offset by rental income less property management expenses and depreciation of $404,760 and gain on disposal of real estate of $464,610. For the year ended December 31, 2002, the Company recognized income from discontinued operations of $720,687, representing rental income less property management expenses and depreciation of $502,840 and gain on disposal of real estate of $217,847.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that they are experiencing financial difficulty and may not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. On December 5, 2003, the Company terminated the lease, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The two parties have exchanged legal filings without resolving their issues. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, they have not paid any rent for 2004. The Company is reviewing its available options and has listed the property for sale with a local real estate broker.

        In 2003, the Company received $342,225 of rental income from the Razzoo's restaurant in San Antonio, Texas, which represented a significant percentage of the Company's total rental income. The Company's goal is to sell the property and invest the proceeds from the sale in replacement income-producing property. Until these transactions are completed,the loss of rent from the property will result in a significant reduction in the Company's Net Cash Flow available for distribution. In addition, while the property is vacant, the Company is responsible for real estate taxes and other costs required to maintain the property. These property expenses will further reduce Net Cash Flow available for distribution. As a result, the Company may decide to reduce the level of distributions paid to the Members in the future or may decide to maintain the current level of distributions by using a portion of its cash reserve, which consists of profits generated from the sale of property in 2003.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

        In late 2003, the lessee closed the restaurant in Alpharetta and has indicated they are no longer interested in operating a restaurant at the site. Rents are current through March 31, 2004 and the Company holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. The Company is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Company has determined the property is impaired. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $451,513 was recognized, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

        In 2003, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During  the  year ended December 31, 2003, the  Company's
cash balances increased $977,524 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2002, the Company's cash balances increased $2,146,883 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $939,872 in 2002 to $697,744 in 2003 mainly as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Company generated cash flow from the sale of real estate of $3,679,645 and $2,178,700, respectively. During the year ended December 31, 2003, the Company expended $2,346,107 to invest in real properties (inclusive of acquisition expenses), as the Company reinvested cash generated from property sales.

        On April 4, 2003, the Company purchased a parcel of land in Parker, Colorado for $794,250. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 10%. On December 18, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $236,000. Total acquisition costs, including the cost of the land, were $2,346,107.

        Subsequent to December 31, 2003, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for approximately $2,131,200. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $166,265. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Company declared distributions of $957,315 and $1,030,152, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $934,454 and $1,001,202 and the Managing Members received distributions of $22,861 and $28,950 for the periods, respectively.

       During 2003 and 2002, the Company distributed $292,929 and $97,727 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $21.79 and $7.25 per LLC Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        During  2003, four Limited Members redeemed  a  total  of
39.52 Units for $27,538 in accordance with the Operating Agreement. During 2002, two Limited Members redeemed a total of
11.73 Units for $8,085. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $851 and $250 in 2003 and 2002, respectively.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                           /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 23, 2004

                 AEI INCOME & GROWTH FUND 23 LLC

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                    2003          2002
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,431,557    $ 2,454,033

INVESTMENTS IN REAL ESTATE:
  Land                                            1,274,907      3,522,708
  Buildings and Equipment                         2,301,475      5,552,032
  Accumulated Depreciation                         (112,790)      (431,223)
                                                 -----------    -----------
                                                  3,463,592      8,643,517
  Real Estate Held for Sale                       3,150,000              0
                                                 -----------    -----------
      Net Investments in Real Estate              6,613,592      8,643,517
                                                 -----------    -----------
           Total  Assets                        $10,045,149    $11,097,550
                                                 ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    32,625    $    60,569
  Distributions Payable                             237,482        305,536
  Unearned Rent                                      19,666              0
                                                 -----------    -----------
      Total Current Liabilities                     289,773        366,105
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          (20,054)         3,369
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,298 and 13,338 Units outstanding in
   2003 and 2002, respectively                    9,775,430     10,728,076
                                                 -----------    -----------
      Total Members' Equity                       9,755,376     10,731,445
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $10,045,149    $11,097,550
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31

                                                     2003           2002

RENTAL INCOME                                    $   207,979    $   372,982

EXPENSES:
   LLC Administration - Affiliates                   121,988        132,753
   LLC Administration and Property
      Management - Unrelated Parties                  14,033         19,733
      Depreciation                                    40,468        104,300
                                                  -----------    -----------
        Total Expenses                               176,489        256,786
                                                  -----------    -----------

OPERATING INCOME                                      31,490        116,196

OTHER INCOME:
   Interest Income                                    94,661          8,626
   Gain on Sale of Real Estate                       614,507        144,883
                                                  -----------    -----------
        Total Other Income                           709,168        153,509
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    740,658        269,705

Income (Loss) from Discontinued Operations          (731,023)       720,687
                                                  -----------    -----------
NET INCOME                                       $     9,635    $   990,392
                                                  ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                              $       289    $    48,013
   Limited Members                                     9,346        942,379
                                                  -----------    -----------
                                                 $     9,635    $   990,392
                                                  ===========    ===========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations                         $     53.95    $     19.23
   Discontinued Operations                            (53.25)         51.38
                                                  -----------    -----------
         Total                                   $       .70    $     70.61
                                                  ===========    ===========
Weighted Average Units Outstanding                    13,317         13,346
                                                  ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                       2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $     9,635   $   990,392

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      175,111       267,495
     Real Estate Impairment                          1,600,393             0
     Gain on Sale of Real Estate                    (1,079,117)     (362,730)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (27,944)       44,715
     Increase in Unearned Rent                          19,666             0
                                                    -----------   -----------
             Total Adjustments                         688,109       (50,520)
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       697,744       939,872
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (2,346,107)            0
     Proceeds from Sale of Real Estate               3,679,645     2,178,700
                                                    -----------   -----------
        Net Cash Provided By
            Investing Activities                     1,333,538     2,178,700
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions  Payable       (68,054)       66,798
   Distributions to Members                           (957,315)   (1,030,152)
   Redemption Payments                                 (28,389)       (8,335)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,053,758)     (971,689)
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                977,524     2,146,883

CASH AND CASH EQUIVALENTS, beginning of period       2,454,033       307,150
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 3,431,557   $ 2,454,033
                                                    ===========   ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

             STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                              Managing      Limited                 Units
                              Members       Members     Total     Outstanding


BALANCE, December 31, 2001 $ (15,444)  $10,794,984   $10,779,540   13,349.32

  Distributions              (28,950)   (1,001,202)   (1,030,152)

  Redemption Payments           (250)       (8,085)       (8,335)     (11.73)

  Net Income                  48,013       942,379       990,392
                            ---------   -----------   ----------- -----------
BALANCE, December 31, 2002     3,369    10,728,076    10,731,445   13,337.59

  Distributions              (22,861)     (934,454)     (957,315)

  Redemption Payments           (851)      (27,538)      (28,389)     (39.52)

  Net Income                     289         9,346         9,635
                            ---------   -----------   ----------- -----------
BALANCE, December 31, 2003 $ (20,054)  $ 9,775,430   $ 9,755,376   13,298.07
                            =========   ===========   =========== ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Income & Growth Fund 23 LLC (the Company), a Limited Liability Company, was formed on October 14, 1998 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

                   DECEMBER 31, 2003 AND 2002

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

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect   on   Members'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The Company has considered the Accounting Pronouncements issued after December 2002 and has determined that none of these Pronouncements will have a material impact on its Financial Statements.

(3)  Related Party Transactions -

     The Company owns a 44% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company. The Company owns a .5271% interest in an Arby's restaurant. AEI Private Net Lease Millennium Fund Limited Partnership owned a 40% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2002. The Company owns a 48% interest in a Jared Jewelry store in Madison Heights, Michigan. The remaining interests in this property are owned by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company. The Company owned a 48% interest in a Johnny Carino's restaurant in San Antonio, Texas. AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 52% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Company owned a 30% interest in a Children's World daycare center. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management XVII, Inc., affiliates of the Company. The Company owned a 22% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company and unrelated third parties. AEI Real Estate Fund 85-A Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Company, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2002.


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                   $ 126,115    $ 132,753
                                              ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.        $  48,448    $  35,571
                                              ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company.  The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company
  from the lessees in the amount of $45,472
  for 2003.                                  $ (13,893)   $       0
                                              ========     ========
d.AEI is reimbursed for all costs incurred in
   connection with the sale of property.     $ 106,877    $  81,943
                                              ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant, which has a Lease term of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants, which have renewal options that may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Company's properties are commercial, single-tenant buildings and were constructed and acquired in 2000 and 2001, except the Johnny Carino's restaurant in Parker, Colorado, which was constructed and acquired in 2003. There have been no costs capitalized as improvements subsequent to the acquisition.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2003  are   as
     follows:

                                         Buildings and           Accumulated
Property                          Land     Equipment    Total    Depreciation

Tumbleweed, Kettering, OH    $  473,800  $  742,311  $1,216,111  $ 108,536
Johnny Carino's, Victoria, TX     1,524       4,601       6,125        575
Arby's, Coon Rapids, MN           2,975       5,064       8,039        473
Johnny Carino's, Parker, CO     796,608   1,549,499   2,346,107      3,206
                              ----------  ----------  ----------  ---------
                             $1,274,907  $2,301,475  $3,576,382  $ 112,790
                              ==========  ==========  ==========  =========

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

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

 (4) Investments in Real Estate - (Continued)

     During the first quarter of 2003, the Company sold 99.6316% of the Johnny Carino's restaurant in Victoria, Texas, in eight separate transactions, to unrelated third parties. The Company received total net sale proceeds of $2,161,939, which resulted in a net gain of $614,507. The total cost and related accumulated depreciation of the interests sold was $1,656,473 and $109,041, respectively.

     During 2003 and 2002, the Company distributed $292,929 and $97,727 of net sale proceeds to the Limited and Managing
     Members as part of their quarterly distributions which represented a return of capital of $21.79 and $7.25 per LLC Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     On April 4, 2003, the Company purchased a parcel of land in Parker, Colorado for $794,250. The Company obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $79,425. Simultaneously with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Company charged interest on the advances at a rate of 10%. On December 18, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $236,000. Total acquisition costs, including the cost of the land, were $2,346,107.

     Subsequent to December 31, 2003, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights,
     Michigan for approximately $2,131,200. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $166,265.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

 (4) Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004           $  530,608
                       2005              534,618
                       2006              538,674
                       2007              542,805
                       2008              546,944
                       Thereafter      5,375,817
                                       ----------
                                      $8,069,466
                                       ==========

     There were no contingent rents recognized in 2003 or 2002.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

                                                    2003          2002
      Tenants                     Industry

     Razzoo's, Inc.              Restaurant      $ 505,584     $ 501,518
     Kona Restaurant Group, Inc. Restaurant        153,080       313,291
     Tumbleweed, Inc.            Restaurant        126,540       124,059
                                                  ---------     ---------

     Aggregate rent revenue of major tenants     $ 785,204     $ 938,868
                                                  =========     =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                100%           89%
                                                  =========     =========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations -

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

     In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that they are experiencing financial difficulty and may not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. On December 5, 2003, the Company terminated the lease, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The two parties have exchanged legal filings without resolving their issues. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, they have not paid any rent for 2004. The Company is reviewing its available options and has listed the property for sale with a local real estate broker.

     As of December 31, 2003, based on an analysis of market conditions in the area, the Company has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     In late 2003, the lessee closed the restaurant in Alpharetta and has indicated they are no longer interested in operating a restaurant at the site. Rents are current and the Company holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. The Company is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Company has determined the property is impaired. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $451,513 was recognized, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                             2003       2002

     Rental Income                      $   577,945   $   681,873
     Property Management Expenses           (38,542)      (15,838)
     Depreciation                          (134,643)     (163,195)
     Real Estate Impairment              (1,600,393)            0
     Gain on Disposal of Real Estate        464,610       217,847
                                         -----------   -----------
     Income (Loss) from Discontinued
      Operations                        $  (731,023)  $   720,687
                                         ===========   ===========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Members' Capital -

     Cash distributions of $22,861 and $28,950 were made to the Managing Members and $934,454 and $1,001,202 were made to the Limited Members for the years ended December 31, 2003 and 2002, respectively. The Limited Members' distributions represent $70.17 and $75.02 per LLC Unit outstanding using 13,317 and 13,346 weighted average Units in 2003 and 2002, respectively. The distributions represent $-0- and $70.00 per Unit of Net Income and $70.17 and $5.02 per Unit of return of contributed capital in 2003 and 2002, respectively.

     As part of the Limited Member distributions discussed above, the Company distributed $290,000 and $96,750 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Members' Adjusted Capital Contributions.

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

     During 2003, four Limited Members redeemed a total of 39.52 Units for $27,538 in accordance with the Operating Agreement. During 2002, two Limited Members redeemed a total of 11.73 Units for $8,085. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $851 and $250 in 2003 and 2002, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $974.77 per original $1,000 invested.

                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2003          2002

     Net Income for Financial
      Reporting Purposes                    $    9,635     $ 990,392

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        33,439        57,137

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                        19,667             0

     Amortization of Start-Up and
      Organization Costs                       (36,036)      (43,357)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes        1,600,393             0

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes         (27,165)      (18,284)
                                             ----------     ---------
           Taxable Income to Members        $1,599,933     $ 985,888
                                             ==========     =========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' equity reported for federal income tax purposes for the years ended December 31:

                                                2003          2002

     Members' Equity for
      Financial Reporting Purposes          $ 9,755,376   $10,731,445

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                      1,678,386        71,720

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         19,667             0

     Capitalized Start-Up Costs
      Under Section 195                         101,138       124,826

     Amortization of Start-Up and
      Organization Costs                        (74,975)      (62,627)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        1,994,434     1,994,434
                                             -----------   -----------
           Members' Equity for
              Tax Reporting Purposes        $13,474,026   $12,859,798
                                             ===========   ===========


                 AEI INCOME & GROWTH FUND 23 LLC

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2003                    2002
                            Carrying       Fair      Carrying       Fair
                             Amount        Value      Amount        Value

     Money Market Funds    $3,431,557   $3,431,557  $2,454,033   $2,454,033
                            ----------   ----------  ----------   ----------
       Total Cash and
         Cash Equivalents  $3,431,557   $3,431,557  $2,454,033   $2,454,033
                            ==========   ==========  ==========   ==========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The Managing Members are AEI Fund Management XXI, Inc. (AFM), the Managing Member, and Robert
P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2004. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Special Managing Member of the Company, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Special Managing Member, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2003, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method       Inception (October 14, 1998)
Compensation                of Compensation           To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to         $1,334,659
                      10% of proceeds, most of which
                      were reallowed to Participating
                      Dealers.

Managing Members      Reimbursement at Cost for other      $  667,466
and Affiliates        Organization and Offering Costs.

Managing              Members Reimbursement at Cost for    $  (98,448)
and Affiliates        all Acquisition Expenses

Managing Members      Reimbursement at Cost for all        $  638,595
and Affiliates        Administrative and Affiliates
                      Expenses attributable to the
                      Fund, including all expenses
                      related to management of the
                      Fund's properties  and  all
                      other  transfer   agency,
                      reporting, Member relations and
                      other administrative functions.

Managing Members      Reimbursement at Cost for all        $  188,820
and Affiliates        expenses related to the disposition
                      of the Fund's properties.

ITEM   12.  CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
            (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method       Inception (October 14, 1998)
Compensation                of Compensation           To December 31, 2003

Managing Members      3% of Net Cash Flow in any           $   91,192
                      fiscal year.

Managing Members      1%  of distributions of Net          $    3,906
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

     10.1 Net Lease Agreement dated February 25, 2000, between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-KSB filed March 10,
     2000).

     10.2 Net Lease Agreement dated April 18, 2000 between the Company and Kona Restaurant Group, Inc. relating to the Property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 25, 2000).

     10.3 Net Lease Agreement dated April 19, 2000 between the Company and Razzoo's, Inc. relating to the Property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.4 of Form 8-K filed April 25, 2000).

     10.4 Net Lease Agreement dated June 30, 2000 between the Company, AEI Net Lease Income & Growth Fund XIX Limited
     Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 2,
     2000).

     10.5 First Amendment to Net Lease Agreement dated August 23, 2000, between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 28, 2000).

     10.6 Second Amendment to Net Lease Agreement dated August 23, 2000 between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 7, 2000).

     10.7 First Amendment to Net Lease Agreement dated December 7, 2000 between the Company and Kona Restaurant Group, Inc. relating to the Property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Form 8-K filed December 8, 2000).

     10.8 First Amendment to Net Lease Agreement dated December 19, 2000 between the Company and Razzoo's, Inc. relating to the Property at 14404 U.S. Highway 281 North, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 22, 2000).

     10.9 First Amendment to Net Lease Agreement dated July 11, 2001 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 25, 2001).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.  Exhibits -
                             Description

     10.10 Lease Agreement dated February 20, 2001 between CNL Restaurant Investors Properties, LLC and Franchise Associates, Inc. relating to the Property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed October 23,
     2001).

     10.11 Assignment and Assumption of Lease dated August 27, 2001 between the Company, AEI Private Net Lease
     Millennium Fund Limited Partnership and CNL Restaurant Investors Properties relating to the Property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed October 23,
     2001).

     10.12 Purchase Agreement dated October 19, 2002 between the Company, AEI Fund Management XVII, Inc. AEI Net Lease Income & Growth Fund XX Limited Partnership and Peter A. Pepi and Regula E Pepi relating to the Property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed November 1, 2002).

     10.13 Development Financing Agreement dated April 4, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2003).

     10.14 Net Lease Agreement dated April 4, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

     10.15 First Amendment to Net Lease Agreement dated December 18, 2003 between the Company and Kona Restaurant Group, Inc. relating to the property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed December 29, 2003).

     10.16 Assignment of Purchase Agreement dated January 2, 2004 between the Company, AEI Income & Growth Fund 25 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and
     AEI  Fund Management, Inc. relating to the Property  at  451
     W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17,
     2004).

     10.17 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 25 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17,
     2004).

     31.1  Certification of Chief Executive Officer  of  Managing
     Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
     Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2  Certification of Chief Financial Officer  of  Managing
     Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


          B. Reports on Form 8-K - During   the   quarter   ended
                                   December 31, 2003, the Company
                                   filed  a   Form   8-K    dated
                                   December 29,   2003  reporting
                                   the acquisition   of  a Johnny
                                   Carino's restaurant in Parker,
                                   Colorado.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                            2003       2002

     Audit Fees                           $   9,433   $  9,425
     Audit-Related Fees                         692          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  10,125   $  9,425
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

       Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company's audit committee.

                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI INCOME & GROWTH FUND 23
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 26, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                        Date


/s/ Robert P Johnson President (Principal Executive Officer)  March 26, 2004
    Robert P.Johnson and Sole Director of Managing Member


/s/ Patrick W Keene  Chief Financial Officer and Treasurer    March 26, 2004
    Patrick W.Keene  (Principal Accounting Officer)