Form 10QSB
period 2004-03-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2004-05-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                  2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,172,382    $ 3,431,557

INVESTMENTS IN REAL ESTATE:
  Land                                          2,090,820      1,274,907
  Buildings and Equipment                       3,637,531      2,301,475
  Accumulated Depreciation                       (146,849)      (112,790)
                                               -----------    -----------
                                                5,581,502      3,463,592
  Real Estate Held for Sale                     3,150,000      3,150,000
                                               -----------    -----------
      Net Investments in Real Estate            8,731,502      6,613,592
                                               -----------    -----------
          Total Assets                        $ 9,903,884    $10,045,149
                                               ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $   115,294    $    32,625
  Distributions Payable                           228,272        237,482
  Unearned Rent                                    33,579         19,666
                                               -----------    -----------
      Total Current Liabilities                   377,145        289,773
                                               -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                        (23,479)       (20,054)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,298 Units outstanding                     9,550,218      9,775,430
                                               -----------    -----------
      Total Members' Equity                     9,526,739      9,755,376
                                               -----------    -----------
        Total Liabilities and Members' Equity $ 9,903,884    $10,045,149
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2004           2003

RENTAL INCOME                                     $   117,278    $    47,015

EXPENSES:
   LLC Administration - Affiliates                     31,550         39,769
   LLC Administration and Property
      Management - Unrelated Parties                    6,844          6,908
      Depreciation                                     34,059         12,845
                                                   -----------    -----------
        Total Expenses                                 72,453         59,522
                                                   -----------    -----------

OPERATING INCOME (LOSS)                                44,825        (12,507)

OTHER INCOME:
   Interest Income                                      4,874          9,142
   Gain on Sale of Real Estate                              0        614,507
                                                   -----------    -----------
        Total Other Income                              4,874        623,649
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                      49,699        611,142

Income (Loss) from Discontinued Operations            (48,017)       114,503
                                                   -----------    -----------
NET INCOME                                        $     1,682    $   725,645
                                                   ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                               $        50    $     9,996
   Limited Members                                      1,632        715,649
                                                   -----------    -----------
                                                  $     1,682    $   725,645
                                                   ===========    ===========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations                          $      3.63    $     45.32
   Discontinued Operations                              (3.51)          8.33
                                                   -----------    -----------
         Total                                    $       .12    $     53.65
                                                   ===========    ===========
Weighted Average Units Outstanding                     13,298         13,338
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $     1,682    $   725,645

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       34,059         49,395
     Gain on Sale of Real Estate                             0       (614,507)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       82,669        (20,241)
     Increase in Unearned Rent                          13,913          9,767
                                                    -----------    -----------
        Total Adjustments                              130,641       (575,586)
                                                    -----------    -----------
        Net Cash Provided By
            Operating Activities                       132,323        150,059
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                    (2,151,969)             0
   Proceeds from Sale of Real Estate                         0      2,161,939
                                                    -----------    -----------
        Net Cash Provided By (Used For)
          Investing Activities                      (2,151,969)     2,161,939
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (9,210)       (66,800)
   Distributions to Members                           (230,319)      (240,837)
                                                    -----------    -----------
        Net Cash Used For
            Financing Activities                      (239,529)      (307,637)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                          (2,259,175)     2,004,361

CASH AND CASH EQUIVALENTS, beginning of period       3,431,557      2,454,033
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,172,382    $ 4,458,394
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                   Member
                             Managing     Limited                   Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2002  $   3,369  $10,728,076   $10,731,445    13,337.59

  Distributions                (7,225)    (233,612)     (240,837)

  Net Income                    9,996      715,649       725,645
                             ---------  -----------   -----------  -----------
BALANCE, March 31, 2003     $   6,140  $11,210,113   $11,216,253    13,337.59
                             =========  ===========   ===========  ===========


BALANCE, December 31, 2003  $ (20,054) $ 9,775,430   $ 9,755,376    13,298.07

  Distributions                (3,475)    (226,844)     (230,319)

  Net Income                       50        1,632         1,682
                             ---------  -----------   -----------  -----------
BALANCE, March 31, 2004     $ (23,479) $ 9,550,218   $ 9,526,739    13,298.07
                             =========  ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Members' capital, net income or cash flows.



                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     During the first quarter of 2003, the Company sold 99.6316% of the Johnny Carino's restaurant in Victoria, Texas, in eight separate transactions, to unrelated third parties. The Company received total net sale proceeds of $2,161,939, which resulted in a net gain of $614,507. The total cost and related accumulated depreciation of the interests sold was $1,656,473 and $109,041, respectively.

     During the three months ended March 31, 2004, the Company distributed $171,717 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $12.78 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

     On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $2,151,969. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $166,265. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

(5)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

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

     As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

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



                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Company determined the property is impaired. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $451,513 was recognized, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                           2004        2003

     Rental Income                                    $  41,077    $ 155,357
     Property Management Expenses                       (89,094)      (4,304)
     Depreciation                                             0      (36,550)
     Gain on Disposal of Real Estate                          0            0
                                                       ---------    ---------
          Income (Loss) from Discontinued Operations  $ (48,017)   $ 114,503
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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Results of Operations

        For the three months ended March 31, 2004 and 2003, the Company recognized rental income from continuing operations of $117,278 and $47,015, respectively. In 2004, rental income increased due to additional rent received from two property acquisitions in 2003 and 2004 and a rent increase on one property. These increases were partially offset by a decrease in rental income due to the sale of the Johnny Carino's restaurant in Victoria, Texas.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $31,550 and $39,769, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $6,844 and $6,908, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2004 and 2003, the Company recognized interest income of $4,874 and $9,142, respectively. In 2004, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

        For the three months ended March 31, 2003, the Company recognized gain on sale of real estate from continuing operations of $614,507 from the sale of the Johnny Carino's restaurant in Victoria, Texas. Since the Company retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2004, the Company recognized a loss from discontinued operations of $48,017, representing rental income less property management expenses. For the three months ended March 31, 2003, the Company recognized income from discontinued operations of $114,503, representing rental income less property management expenses and depreciation.

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In 2003, the Company received $342,225 of rental income from the Razzoo's restaurant in San Antonio, Texas, which represented a significant percentage of the Company's total rental income. The Company's goal is to sell the property and invest the proceeds from the sale in replacement income-producing property. Until these transactions are completed, the loss of rent from the property will result in a significant reduction in the Company's Net Cash Flow available for distribution. In
addition,   while  the  property  is  vacant,  the   Company   is
responsible for real estate taxes and other costs required to maintain the property. These property expenses will further reduce Net Cash Flow available for distribution. As a result, effective April 1, 2004, the Company reduced the distribution rate from 7% to 6% of the Limited Members' Adjusted Capital Contributions. The Company may decide to further reduce the level of distributions paid to the Members in the future or may decide to maintain the current level of distributions by using a portion of its cash reserve, which consists of profits generated from the sale of property in 2003.

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

        In  late  2003,  the  lessee  closed  the  restaurant  in
Alpharetta and has indicated they are no longer interested in operating a restaurant at the site. Rents are current through May 31, 2004 and the Company holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. The Company is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Company determined the property is impaired. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $451,513 was recognized, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

        In 2003, the Company realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Company will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Company will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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


Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Company's cash balances decreased $2,259,175 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2003, the Company's cash balances increased $2,004,361 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $150,059 in 2003 to $132,323 in 2004 as a result of a decrease in total rental and interest income and an increase in LLC administration and property management expenses in 2004, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Company generated cash flow from the sale of real estate of $2,161,939. During the three months ended March 31, 2004, the Company expended $2,151,969 to invest in real properties (inclusive of acquisition expenses), as the Company reinvested cash generated from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for
$2,151,969. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $166,265. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

        For the three months ended March 31, 2004 and 2003, the Company declared distributions of $230,319 and $240,837, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $226,844 and $233,612 and the Managing Members received distributions of $3,475 and $7,225 for the periods, respectively.

        During the three months ended March 31, 2004, the Company distributed $171,717 of net sale proceeds to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $12.78 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2003, four Limited Members redeemed  a  total  of
39.52 Units for $27,538 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of two Limited Members redeemed 11.73 Units for $8,085. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $851 in 2003.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       March 31, 2004,the Company
                                       filed  a  Form  8-K  dated
                                       February 17,2004,reporting
                                       the acquisition of a Jared
                                       Jewelry store in   Madison
                                       Heights, Michigan.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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