Form 10QSB
period 2004-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2004-08-13
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                   2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   848,934      $ 3,431,557
  Receivables                                     210,580                0
                                               -----------      -----------
      Total Current Assets                      1,059,514        3,431,557
                                               -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          2,011,507        1,274,907
  Buildings and Equipment                       3,507,657        2,301,475
  Accumulated Depreciation                       (187,602)        (112,790)
                                               -----------      -----------
                                                5,331,562        3,463,592
  Real Estate Held for Sale                     3,150,000        3,150,000
                                               -----------      -----------
      Net Investments in Real Estate            8,481,562        6,613,592
                                               -----------      -----------
          Total Assets                        $ 9,541,076      $10,045,149
                                               ===========      ===========

                          LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $   107,570      $    32,625
  Distributions Payable                           192,969          237,482
  Unearned Rent                                         0           19,666
                                               -----------      -----------
      Total Current Liabilities                   300,539          289,773
                                               -----------      -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                        (27,238)         (20,054)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,298 Units outstanding                     9,267,775        9,775,430
                                               -----------      -----------
      Total Members' Equity                     9,240,537        9,755,376
                                               -----------      -----------
       Total Liabilities and Members' Equity  $ 9,541,076      $10,045,149
                                               ===========      ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended        Six Months Ended
                              6/30/04      6/30/03    6/30/04        6/30/03

RENTAL INCOME                $ 126,423   $   50,971   $ 243,701   $  97,984

EXPENSES:
   LLC Administration -
     Affiliates                 32,093       23,266      63,643      63,035
   LLC Administration and
     Property Management -
     Unrelated Parties          39,835       14,619      46,679      21,728
   Depreciation                 40,753        8,139      74,812      20,984
                              ---------   ----------   ---------   ---------
        Total Expenses         112,681       46,024     185,134     105,747
                              ---------   ----------   ---------   ---------

OPERATING INCOME (LOSS)         13,742        4,947      58,567      (7,763)

OTHER INCOME:
   Interest Income               2,322       15,002       7,196      24,144
   Gain on Sale of Real Estate       0            0           0     614,507
                              ---------   ----------   ---------   ---------
        Total Other Income       2,322       15,002       7,196     638,651
                              ---------   ----------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   16,064       19,949      65,763     630,888

Income(Loss) from Discontinued
  Operations                  (107,565)     111,761    (155,582)    226,467
                              ---------   ----------   ---------   ---------
NET INCOME (LOSS)            $ (91,501)  $  131,710   $ (89,819)  $ 857,355
                              =========   ==========   =========   =========
NET INCOME (LOSS) ALLOCATED:
   Managing Members          $    (948)  $    4,131   $    (898)  $  14,127
   Limited Members             (90,553)     127,579     (88,921)    843,228
                              ---------   ----------   ---------   ---------
                             $ (91,501)  $  131,710   $ (89,819)  $ 857,355
                              =========   ==========   =========   =========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations     $    1.20   $     1.45   $    4.90   $   46.79
   Discontinued Operations       (8.01)        8.13      (11.59)      16.48
                              ---------   ----------   ---------   ---------
        Total                $   (6.81)  $     9.58   $   (6.69)  $   63.27
                              =========   ==========   =========   =========
Weighted Average Units
  Outstanding                   13,298       13,317      13,298      13,327
                              =========   ==========   =========   =========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                            $   (89,819)    $   857,355

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    74,812          94,084
     Gain on Sale of Real Estate                          0        (614,507)
     Increase in Receivables                       (210,580)        (26,137)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    74,945         (48,250)
     Decrease in Unearned Rent                      (19,666)              0
                                                 -----------     -----------
        Total Adjustments                           (80,489)       (594,810)
                                                 -----------     -----------
        Net Cash Provided By (Used For)
           Operating Activities                    (170,308)        262,545
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (1,942,782)     (1,308,171)
   Proceeds from Sale of Real Estate                      0       2,161,939
                                                 -----------     -----------
        Net Cash Provided By (Used For)
               Investing  Activities             (1,942,782)        853,768
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (44,513)        (70,343)
   Distributions to Members                        (425,020)       (478,136)
   Redemption Payments                                    0         (14,951)
                                                 -----------     -----------
        Net Cash Used For
           Financing Activities                    (469,533)       (563,430)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          (2,582,623)        552,883

CASH AND CASH EQUIVALENTS, beginning of period    3,431,557       2,454,033
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $   848,934     $ 3,006,916
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2002  $  3,369   $10,728,076   $10,731,445   13,337.59

  Distributions              (10,910)     (467,226)     (478,136)

  Redemption Payments           (448)      (14,503)      (14,951)     (20.71)

  Net Income                  14,127       843,228       857,355
                             --------   -----------   ----------- -----------
BALANCE, June 30, 2003      $  6,138   $11,089,575   $11,095,713   13,316.88
                             ========   ===========   =========== ===========


BALANCE, December 31, 2003  $(20,054)  $ 9,775,430   $ 9,755,376   13,298.07

  Distributions               (6,286)     (418,734)     (425,020)

  Net Loss                      (898)      (88,921)      (89,819)
                             --------   -----------   ----------- -----------
BALANCE, June 30, 2004      $(27,238)  $ 9,267,775   $ 9,240,537   13,298.07
                             ========   ===========   =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     During the first six months of 2004 and 2003, the Company distributed $323,232 and $171,717 of net sale proceeds to the Limited and Managing Members as part of their regular quarterly distributions, which represented a return of capital of $24.06 and $12.77 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

     On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,942,782. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

     In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that they are experiencing financial difficulty and may not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. On December 5, 2003, the Company terminated the lease, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The two parties have exchanged legal filings without resolving their issues. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, they have not paid any rent for 2004. The Company is reviewing its available options and listed the property for sale or lease with a local real estate broker. While the property is vacant, the Company is responsible for real estate taxes and other costs required to maintain the property.

     In July 2004, the Company reached an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property. DRI intends to remodel the building to operate it as a Smokey Bones BBQ restaurant. The Company and DRI are in the process of negotiating a lease agreement with a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The proposed annual rent for the primary term is $165,000. The transaction is subject to completion of a lease agreement that is satisfactory to both parties. Under the proposed Lease, DRI will have a feasibility period of a maximum of 150 days during which DRI will pursue licenses, permits and governmental approvals for the contemplated use of the property and perform other due diligence on the site. If DRI is unable to obtain these items or finds other issues with the property, it has the right to cancel the lease. Assuming successful completion of the feasibility work, DRI will commence paying rent and property expenses on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period. DRI indicated it will attempt to complete work on the property in a timely manner and may not need the entire period allowed under the proposed lease.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

     In late 2003, the lessee closed the restaurant in Alpharetta and has indicated they are no longer interested in operating a restaurant at the site. The lessee is current on all rents. The Company held a personal guarantee, which expired on July 11, 2004, from the majority shareholder of the lessee for payment of all rents. The Company is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Company determined the property is impaired. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $451,513 was recognized, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended      Six Months Ended
                              6/30/04      6/30/03    6/30/04    6/30/03

Rental Income                $  41,077   $ 155,357   $  82,154    $ 310,716
Property Management Expenses  (148,642)     (7,046)   (237,736)     (11,149)
Depreciation                         0     (36,550)          0      (73,100)
                              --------    ---------   ---------    ---------
   Income (Loss) from Discontinued
      Operations             $(107,565)  $ 111,761   $(155,582)   $ 226,467
                              ========    =========   =========    =========

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Company recognized rental income from continuing operations of $243,701 and $97,984, respectively. In 2004, rental income increased due to additional rent received from two property acquisitions in 2003 and 2004 and a rent increase on one property. These increases were partially offset by a decrease in rental income due to the sale of the Johnny Carino's restaurant in Victoria, Texas.

        For the six months ended June 30, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $63,643 and $63,035, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $46,679 and $21,728, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is the result of the Company paying higher state taxes in 2004 related to the sale of the Johnny Carino's restaurant in Victoria, Texas.

        For the six months ended June 30, 2004 and 2003, the Company recognized interest income of $7,196 and $24,144, respectively. In 2004, interest income decreased due to the Company receiving interest from construction advances in 2003 and having less money invested in a money market account, in 2004, due to property acquisitions.

        For the six months ended June 30, 2003, the Company recognized gain on sale of real estate from continuing operations of $614,507 from the sale of the Johnny Carino's restaurant in Victoria, Texas. Since the Company retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Company recognized a loss from discontinued operations of $155,582, representing rental income less property management expenses. For the six months ended June 30, 2003, the Company recognized income from discontinued operations of $226,467, representing rental income less property management expenses and depreciation.

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

        In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that they are experiencing financial difficulty and may not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. On December 5, 2003, the Company terminated the lease, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The two parties have exchanged legal filings without resolving their issues. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, they have not paid any rent for 2004. The Company is reviewing its available options and has listed the property for sale or lease with a local real estate broker.

        In July 2004, the Company reached an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property. DRI intends to remodel the building to operate it as a Smokey Bones BBQ restaurant. The Company and DRI are in the process of negotiating a lease agreement with a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The proposed annual rent for the primary term is $165,000. The transaction is subject to completion of a lease agreement that is satisfactory to both parties. Under the proposed Lease, DRI will have a feasibility period of a maximum of 150 days during which DRI will pursue licenses, permits and governmental approvals for the contemplated use of the property and perform other due diligence on the site. If DRI is unable to obtain these items or finds other issues with the property, it has the right to cancel the lease. Assuming successful completion of the feasibility work, DRI will commence paying rent and property expenses on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period. DRI indicated it will attempt to complete work on the property in a timely manner and may not need the entire period allowed under the proposed lease.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In 2003, the Company received $342,225 of rental income from the Razzoo's restaurant in San Antonio, Texas, which represented a significant percentage of the Company's total rental income. The Company's current goal is to execute a lease with DRI and once DRI starts to pay rent, the Company intends to sell the property and invest the proceeds from the sale in replacement income-producing property. Until these transactions are completed, the loss of rent from the property will result in a significant reduction in the Company's Net Cash Flow available for distribution. In addition, while the property is vacant, the Company is responsible for real estate taxes and other costs required to maintain the property. These property expenses will further reduce Net Cash Flow available for distribution. As a result, effective April 1, 2004, the Company reduced the distribution rate from 7% to 6% of the Limited Members' Adjusted Capital Contributions. Effective July 1, 2004, the distribution rate was further reduced to 5%. The Company may decide to further reduce the level of distributions paid to the Members in the future or may decide to maintain the current level of distributions by using a portion of its cash reserve, which consists of profits generated from the sale of property in 2003.

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

        In late 2003, the lessee closed the restaurant in Alpharetta and has indicated they are no longer interested in operating a restaurant at the site. Rents are current through August 31, 2004. The Company held a personal guarantee, which expired on July 11, 2004, from the majority shareholder of the lessee for payment of all rents. The Company is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Company determined the property is impaired. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $451,513 was recognized, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the six months ended June 30, 2004, the Company's cash balances decreased $2,582,623 as a result of cash used to purchase property, cash used for operating activities and distributions paid to the Members. During the six months ended June 30, 2003, the Company's cash balances increased $552,883 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $262,545 in 2003 to $170,308 used for operating activities in 2004 as a result of a decrease in total rental and interest income in 2004, an increase in LLC administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003, the Company generated cash flow from the sale of real estate of $2,161,939. During the six months ended June 30, 2004 and 2003, the Company expended $1,942,782 and $1,308,171, respectively, to invest in real properties (inclusive of acquisition expenses), as the Company reinvested cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for
$1,942,782. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

        For the six months ended June 30, 2004 and 2003, the Company declared distributions of $425,020 and $478,136, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $418,734 and $467,226 and the Managing Members received distributions of $6,286 and $10,910 for the periods, respectively.

        During the first six months of 2004 and 2003, the Company distributed $323,232 and $171,717 of net sale proceeds to the Limited and Managing Members as part of their regular quarterly distributions, which represented a return of capital of $24.06 and $12.77 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Dated:  August 10, 2004       AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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