Form 10QSB
period 2004-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2004-11-12
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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

                          Yes       No [X]


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Operations

           Cash Flows

           Changes in Members' Equity

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures


                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                   2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,296,933    $ 3,431,557

INVESTMENTS IN REAL ESTATE:
  Land                                           2,012,327      1,274,907
  Buildings and Equipment                        3,508,999      2,301,475
  Accumulated Depreciation                        (225,115)      (112,790)
                                                -----------    -----------
                                                 5,296,211      3,463,592
  Real Estate Held for Sale                      3,150,000      3,150,000
                                                -----------    -----------
      Net Investments in Real Estate             8,446,211      6,613,592
                                                -----------    -----------
          Total Assets                         $ 9,743,144    $10,045,149
                                                ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    77,349    $    32,625
  Lessee Deposit                                   350,000              0
  Distributions Payable                            158,202        237,482
  Unearned Rent                                     12,484         19,666
                                                -----------    -----------
      Total Current Liabilities                    598,035        289,773
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (28,193)       (20,054)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,298 Units outstanding                      9,173,302      9,775,430
                                                -----------    -----------
      Total Members' Equity                      9,145,109      9,755,376
                                                -----------    -----------
       Total Liabilities and Members' Equity   $ 9,743,144    $10,045,149
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended        Nine Months Ended
                            9/30/04        9/30/03    9/30/04       9/30/03

RENTAL INCOME               $ 129,189    $  51,842   $  372,890   $  149,826

EXPENSES:
   LLC Administration -
    Affiliates                 31,463       35,020       95,106       98,055
   LLC Administration and
    Property Management -
    Unrelated Parties           1,840          846       48,519       14,195
   Depreciation                37,513        8,141      112,325       29,125
                             ---------    ---------   ----------   ----------
        Total Expenses         70,816       44,007      255,950      141,375
                             ---------    ---------   ----------   ----------

OPERATING INCOME               58,373        7,835      116,940        8,451

OTHER INCOME:
   Interest Income              3,215       33,371       10,411       57,515
   Gain on Sale of Real Estate      0            0            0      614,507
                             ---------    ---------   ----------   ----------
        Total Other Income      3,215       33,371       10,411      672,022
                             ---------    ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  61,588       41,206      127,351      680,473

Income (Loss) from
  Discontinued Operations       2,612      569,124     (152,970)     787,212
                             ---------    ---------   ----------   ----------
NET INCOME (LOSS)           $  64,200    $ 610,330   $  (25,619)  $1,467,685
                             =========    =========   ==========   ==========
NET INCOME (LOSS) ALLOCATED:
   Managing Members         $     642    $  10,606   $     (256)  $   24,733
   Limited Members             63,558      599,724      (25,363)   1,442,952
                             ---------    ---------   ----------   ----------
                            $  64,200    $ 610,330   $  (25,619)  $1,467,685
                             =========    =========   ==========   ==========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations    $    4.58    $    3.00   $     9.48   $    50.21
   Discontinued Operations        .20        42.03       (11.39)       58.09
                             ---------    ---------   ----------   ----------
        Total               $    4.78    $   45.03   $    (1.91)  $   108.30
                             =========    =========   ==========   ==========
Weighted Average
  Units Outstanding            13,298       13,317       13,298       13,324
                             =========    =========   ==========   ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              $   (25,619)   $ 1,467,685

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     112,325        134,569
     Gain on Sale of Real Estate                            0     (1,079,117)
     Increase in Receivables                                0        (58,058)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      44,724        (35,112)
     Increase in Lessee Deposit                       350,000              0
     Decrease in Unearned Rent                         (7,182)             0
                                                   -----------    -----------
        Total Adjustments                             499,867     (1,037,718)
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       474,248        429,967
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,944,944)    (2,107,926)
   Proceeds from Sale of Real Estate                        0      3,679,645
                                                   -----------    -----------
        Net Cash Provided By (Used For)
            Investing  Activities                  (1,944,944)     1,571,719
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (79,280)       (68,052)
   Distributions to Members                          (584,648)      (717,726)
   Redemption Payments                                      0        (14,951)
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                      (663,928)      (800,729)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND  CASH EQUIVALENTS                         (2,134,624)     1,200,957

CASH AND CASH EQUIVALENTS, beginning of period      3,431,557      2,454,033
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,296,933    $ 3,654,990
                                                   ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members      Total      Outstanding


BALANCE, December 31, 2002  $  3,369   $10,728,076   $10,731,445   13,337.59

  Distributions              (16,886)     (700,840)     (717,726)

  Redemption Payments           (448)      (14,503)      (14,951)     (20.71)

  Net Income                  24,733     1,442,952     1,467,685
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2003 $ 10,768   $11,455,685   $11,466,453    13,316.88
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2003  $(20,054)  $ 9,775,430   $ 9,755,376    13,298.07

  Distributions               (7,883)     (576,765)     (584,648)

  Net Loss                      (256)      (25,363)      (25,619)
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2004 $(28,193)  $ 9,173,302   $ 9,145,109    13,298.07
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

(3)Reclassification -

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

     During the first nine months of 2004 and 2003, the Company distributed $482,860 and $232,323 of net sale proceeds to the Limited and Managing Members as part of their regular quarterly distributions, which represented a return of capital of $35.94 and $17.28 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

     On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,944,944. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

(6)  Lessee Deposit -

     In July 2004, the lessee of the Tumbleweed restaurant requested permission to remodel the interior of the building, enclose the patio space and add a "to go" area. The Company agreed to the remodeling plans with the stipulation that the Company act as the escrow/disbursing agent for the construction work. This was done to enable the Company to ensure the work was completed and the subcontractors were paid. In August 2004, the lessee deposited the estimated remodeling budget of $350,000 with the Company. The work was completed in September 2004 and the deposit was returned to the lessee in October 2004.

(7)  Discontinued Operations -

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

     In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. In late 2003, the lessee closed the restaurant in Alpharetta and said that they no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, they did not pay any rent for 2004.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     Subsequent to September 30, 2004, the parties reached an agreement to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses related to the two properties. These amounts will be recognized in the fourth quarter of 2004. The Company has listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties are vacant, the Company is responsible for real estate taxes and other costs required to maintain the properties.

     As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the properties were impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized for the property in San Antonio, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. A charge to discontinued operations for real estate impairment of $451,513 was recognized for the property in Alpharetta, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charges were recorded against the cost of the land, buildings and equipment. At September 30, 2004 and December 31, 2003, the properties were classified as Real Estate Held for Sale.

     Subsequent to September 30, 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc.
     (DRI) to lease the property in San Antonio. DRI intends to remodel the building to operate it as a Smokey Bones BBQ restaurant. The lease agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI has a feasibility period of a maximum of 150 days during which DRI will pursue licenses, permits and governmental approvals for the contemplated use of the property and perform other due diligence on the site. If DRI is unable to obtain these items or finds other issues with the property, it has the right to cancel the lease. Assuming successful completion of the feasibility work, DRI will commence paying rent and property expenses on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period. DRI indicated it will attempt to complete work on the property in a timely manner and may not need the entire period allowed under the Lease.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                                9/30/04      9/30/03    9/30/04      9/30/03

Rental Income                 $  41,351    $ 140,596   $ 123,505   $ 451,312
Property Management Expenses    (38,739)      (3,738)   (276,475)    (23,266)
Depreciation                          0      (32,344)          0    (105,444)
Gain on Disposal of Real Estate       0      464,610           0     464,610
                               ---------    ----------  ---------   --------
   Income (Loss) from
     Discontinued Operations  $   2,612    $ 569,124   $(152,970)  $ 787,212
                               =========    ==========  =========   ========

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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Company recognized rental income from continuing operations of $372,890 and $149,826, respectively. In 2004, rental income increased due to additional rent received from two property acquisitions in 2003 and 2004 and a rent increase on one property. These increases were partially offset by a decrease in rental income due to the sale of the Johnny Carino's restaurant in Victoria, Texas.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $95,106 and $98,055, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $48,519 and $14,195, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is the result of the Company paying higher state taxes in 2004 related to the sale of the Johnny Carino's restaurant in Victoria, Texas.

       For the nine months ended September 30, 2004 and 2003, the Company recognized interest income of $10,411 and $57,515, respectively. In 2004, interest income decreased due to the Company receiving interest from construction advances in 2003 and having less money invested in a money market account due to property acquisitions.

        For the nine months ended September 30, 2003, the Company recognized gain on sale of real estate from continuing operations of $614,507 from the sale of the Johnny Carino's restaurant in Victoria, Texas. Since the Company retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2004, the Company recognized a loss from discontinued operations of $152,970, representing rental income less property management expenses. For the nine months ended September 30, 2003, the Company recognized income from discontinued operations of $787,212, representing rental income less property management expenses and depreciation of $322,602 and gain on disposal of real estate of $464,610.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. In late 2003, the lessee closed the restaurant in Alpharetta and said that they no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, they did not pay any rent for 2004.

        Subsequent to September 30, 2004, the parties reached an agreement to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses related to the two properties. These amounts will be recognized in the fourth quarter of 2004. Following an analysis of the lessee's business at these locations and its financial condition, and its intent to no longer operate at these sites, the Company determined the best course of action was to negotiate a settlement with the lessee and take possession of the property in Alpharetta. With possession of the property, the Company can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Company has listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties are vacant, the Company is responsible for real estate taxes and other costs required to maintain the properties

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the properties were impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized for the property in San Antonio, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. A charge to discontinued operations for real estate impairment of $451,513 was recognized for the property in Alpharetta, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charges were recorded against the cost of the land, buildings and equipment. At September 30, 2004 and December 31, 2003, the properties were classified as Real Estate Held for Sale.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Subsequent to September 30, 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. DRI intends to remodel the building to operate it as a Smokey Bones BBQ restaurant. The lease agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI has a feasibility period of a maximum of 150 days during which DRI will pursue licenses, permits and governmental approvals for the contemplated use of the property and perform other due diligence on the site. If DRI is unable to obtain these items or finds other issues with the property, it has the right to cancel the lease. Assuming successful completion of the feasibility work, DRI will commence paying rent and property expenses on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period. DRI indicated it will attempt to complete work on the property in a timely manner and may not need the entire period allowed under the Lease. Once DRI begins paying rent, the Company intends to explore selling the property and reinvesting the proceeds from the sale in replacement income-producing property.

        In 2003, the Company received $342,225 of rental income from the Razzoo's restaurant in San Antonio, Texas, which represented a significant percentage of the Company's total rental income for the year. For the nine months ended September 30, 2004, the loss of rent from the property and the real estate taxes and other costs required to maintain the property resulted in a significant reduction in the Company's Net Cash Flow available for distribution. As a result, effective April 1, 2004, the Company reduced its distribution rate from 7% to 6% of the Limited Members' Adjusted Capital Contributions. Effective July 1, 2004, the distribution rate was reduced further to 5%. Until the Razzoo's transactions discussed above are completed, the loss of rent and property expenses will result in a significant reduction in the Company's Net Cash Flow available for distribution. The Company will likely use the settlement proceeds and a portion of its cash reserve, which consists of profits generated from the sale of property in 2003, to maintain the current level of distributions.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Company's cash balances decreased $2,134,624 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2003, the Company's cash balances increased $1,200,957 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $429,967 in 2003 to $474,248 provided by operating activities in 2004 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2004 and an increase in LLC administration and property management expenses in 2004.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003, the Company generated cash flow from the sale of real estate of $3,679,645. During the nine months ended September 30, 2004 and 2003, the Company expended $1,944,944 and $2,107,926, respectively, to invest in real properties (inclusive of acquisition expenses), as the Company reinvested cash generated from property sales.

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

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for
$1,944,944. The property is leased to Sterling Jewelers LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       For the nine months ended September 30, 2004 and 2003, the Company declared distributions of $584,648 and $717,726, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $576,765 and $700,840 and the Managing Members received distributions of $7,883 and $16,886 for the periods, respectively.

       During the first nine months of 2004 and 2003, the Company distributed $482,860 and $232,323 of net sale proceeds to the Limited and Managing Members as part of their regular quarterly distributions, which represented a return of capital of $35.94 and $17.28 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        For the nine months ended September 30, 2004, the Company did not redeem any Units from the Limited Members. On April 1, 2003, two Limited Members redeemed a total of 20.71 Units for $14,503 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of two Limited Members redeemed 11.73 Units for $8,085. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $448 in 2003.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

        (a) During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Operating Agreement), would exceed 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, the Company did not purchase any Units.

                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated:  November 10, 2004     AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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