Form 10KSB
period 2004-12-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2005-03-30
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $502,508.

As of February 28, 2005, there were 13,288.069 Units of limited membership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,288,069.

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

       On December 18, 2002, the Company sold its 30% interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Company received net sale proceeds of $587,854, which resulted in a net gain of $146,205. At the time of sale, the cost and related accumulated depreciation was $465,164 and $23,515, respectively.

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

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,948,038. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

        In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. In late 2003, the lessee closed the restaurant in Alpharetta and said that it no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, the lessee did not pay any rent for 2004.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        The parties reached an agreement, effective November 1, 2004, to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses it incurred related to the two properties. The Company has listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties are vacant, the Company is responsible for real estate taxes and other costs required to maintain the properties.

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the properties were impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized for the property in San Antonio, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. A charge to discontinued operations for real estate impairment of $451,513 was recognized for the property in Alpharetta, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charges were recorded against the cost of the land, buildings and equipment. At December 31, 2004 and 2003, the properties were classified as Real Estate Held for Sale.

        In October 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. DRI intends to remodel the building and operate it as a Smokey Bones BBQ restaurant. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. Subsequent to December 31, 2004, DRI completed its feasibility work and the Lease became effective. After the effective date, DRI is responsible all property expenses, except real estate taxes. DRI will commence paying rent and real estate taxes on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period.

       In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,180,000, which will result in a net gain of approximately $80,000. If the sale is not completed, it is likely the Company will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.
ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2004, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2004. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2005 and future years. However, the tenant of the Razzoo's restaurants will not continue to be a major tenant since the leases have been terminated. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2004.

                                Total Property             Annual    Annual
                     Purchase    Acquisition               Lease     Rent Per
Property               Date         Costs      Lessee      Payment   Sq. Ft.

Tumbleweed Restaurant                        Tumbleweed,
 Kettering, OH       8/23/00    $1,216,111      Inc.       $130,781  $23.85

Johnny Carino's Restaurant
 Victoria, TX                              Kona Restaurant
 (.3684%)            12/7/00    $    6,125   Group, Inc.   $    679  $28.37

Smokey Bones BBQ Restaurant
(formerly Razzoo's Restaurant)                 GMRI
  San Antonio, TX   12/19/00    $3,434,725   Texas L.P.(2) $165,000  $20.38

Razzoo's Restaurant
 Alpharetta, GA
 (44.0%)             7/11/01    $1,648,036       (1)

Arby's Restaurant
 Coon Rapids, MN                               Franchise
 (.5271%)            8/28/01    $    8,039 Associates, Inc.$    720  $32.70

Johnny Carino's Restaurant                  Kona Restaurant
 Parker, CO         12/18/03    $2,346,107    Group, Inc.  $236,000  $35.86

Jared Jewelry Store
 Madison Heights, MI                       Sterling Jewelers
 (48%)                2/6/04    $1,948,038        Inc.     $149,808  $51.44

(1)  The lease was terminated effective October 31, 2004.
(2) New lease effective February 16, 2005. Rent will commence no later than 120 days after this date.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company, and/or unrelated third parties. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Jared Jewelry store are owned by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interests in the Arby's restaurant and the Johnny Carino's restaurant in Victoria, Texas are owned by unrelated third parties.

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

        The initial Lease terms are for 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant and the Jared Jewelry store, which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants, which have renewal options that may extend the Lease terms an additional 15 years.

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

        Through December 31, 2004, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 453 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $13,043 and $22,861 were made to the Managing Members and $743,630 and $934,454 were made to the
Limited Members in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Member distributions discussed above, the Company distributed $478,032 and $290,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Members' Adjusted Capital Contributions.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                           Total Number of Units  Maximum Number
                   Total Number  Average   Purchased as Part of   of Units that May Yet
                    of Units    Price Paid Publicly Announced     Be Purchased Under
Period              Purchased   per Unit   Plans or Programs      the Plans or Programs

10/1/04 to 10/31/04      10       $622.40      61.25(1)                (2)

11/1/04 to 11/30/04      --         --           --                     --

12/1/04 to 12/31/04      --         --           --                     --

 (1) The Company's repurchase plan is mandated by the Operating
     Agreement as included in the prospectus related to the original offering of the Units.

 (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Company recognized rental income from continuing operations of $502,508 and $207,979, respectively. In 2004, rental income increased due to additional rent received from two property acquisitions in 2003 and 2004 and a rent increase on one property. These increases were partially offset by a decrease in rental income due to the sale of the Johnny Carino's restaurant in Victoria, Texas.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2004 and 2003, the Company incurred LLC administration expenses from affiliated parties of $130,249 and $121,988, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $49,991 and $14,033, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is the result of the Company paying higher state taxes in 2004 related to the sale of the Johnny Carino's restaurant in Victoria, Texas.

        For the years ended December 31, 2004 and 2003, the Company recognized interest income of $15,791 and $94,661, respectively. In 2004, interest income decreased due to the Company receiving interest from construction advances in 2003 and having less money invested in a money market account due to property acquisitions.

        For the year ended December 31, 2003, the Company recognized gain on sale of real estate from continuing operations of $614,507 from the sale of the Johnny Carino's restaurant in Victoria, Texas. Since the Company retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Company recognized income from discontinued operations of $421,677, representing rental income less property management expenses. For the year ended December 31, 2003, the Company recognized a loss from discontinued
operations of $731,023, representing a real estate impairment loss of $1,600,393, which was partially offset by rental income less property management expenses and depreciation of $404,760 and gain on disposal of real estate of $464,610.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. In late 2003, the lessee closed the restaurant in Alpharetta and said that it no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, the lessee did not pay any rent for 2004.

        The parties reached an agreement, effective November 1, 2004, to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses it incurred related to the two properties. Following an analysis of the lessee's business at these locations and its financial condition, and its intent to no longer operate at these sites, the Company determined the best course of action was to negotiate a settlement with the lessee and take possession of the property in Alpharetta. With possession of the property, the
Company can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Company has listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties are vacant, the Company is responsible for real estate taxes and other costs required to maintain the properties.

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the properties were impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized for the property in San Antonio, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. A charge to discontinued operations for real estate impairment of $451,513 was recognized for the property in Alpharetta, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charges were recorded against the cost of the land, buildings and equipment. At December 31, 2004 and 2003, the properties were classified as Real Estate Held for Sale.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In October 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. DRI intends to remodel the building and operate it as a Smokey Bones BBQ restaurant. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. Subsequent to December 31, 2004, DRI completed its feasibility work and the Lease became effective. After the effective date, DRI is responsible all property expenses, except real estate taxes. DRI will commence paying rent and real estate taxes on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period. After DRI starts to pay rent, the Company intends to sell the property and invest the proceeds from the sale in replacement income-producing property.

       In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,180,000, which will result in a net gain of approximately $80,000. If the sale is not completed, it is likely the Company will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

        In 2003, the Company received $342,225 of rental income from the Razzoo's restaurant in San Antonio, Texas, which represented a significant percentage of the Company's total rental income for the year. During 2004, the loss of rent from the property and the real estate taxes and other costs required to maintain the property resulted in a significant reduction in the Company's Net Cash Flow available for distribution. As a result, effective April 1, 2004, the Company reduced its distribution rate from 7% to 6% of the Limited Members' Adjusted Capital Contributions. Effective July 1, 2004, the distribution rate was reduced further to 5%. Until the Razzoo's transactions discussed above are completed, the loss of rent and property expenses will result in a significant reduction in the Company's Net Cash Flow available for distribution. The Company plans to use the settlement proceeds and a portion of its cash reserve, which consists of profits generated from the sale of property in 2003, to maintain the current level of distributions.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the year ended December 31, 2004, the Company's cash balances decreased $1,986,760 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2003, the Company's cash balances increased $977,524 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $697,744 in 2003 to $791,251 in 2004 as a result of an increase in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2004.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2003, the Company generated cash flow from the sale of real estate of $3,679,645. During the years ended December 31, 2004 and 2003, the Company expended $1,948,038 and $2,346,107, respectively, to invest in real properties (inclusive of acquisition expenses), as the Company reinvested cash generated from property sales.

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

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,948,038. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

        For the years ended December 31, 2004 and 2003, the Company declared distributions of $756,673 and $957,315, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $743,630 and $934,454 and the Managing Members received distributions of $13,043 and $22,861 for the periods, respectively.

       During 2004 and 2003, the Company distributed $482,860 and $292,929 of net sale proceeds to the Limited and Managing Members as part of their regular quarterly distributions, which represented a return of capital of $35.94 and $21.79 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        During 2004, one Limited Member redeemed a total of 10.0 Units for $6,224 in accordance with the Operating Agreement. During 2003, four Limited Members redeemed a total of 39.52 Units for $27,538. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of two Limited Members redeemed 11.73 Units for $8,085. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $193 and $851 in 2004 and 2003, respectively.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                           /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005


                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,444,797    $ 3,431,557

INVESTMENTS IN REAL ESTATE:
  Land                                           2,013,500      1,274,907
  Buildings and Equipment                        3,510,920      2,301,475
  Accumulated Depreciation                        (264,634)      (112,790)
                                                -----------    -----------
                                                 5,259,786      3,463,592
  Real Estate Held for Sale                      3,150,000      3,150,000
                                                -----------    -----------
      Net Investments in Real Estate             8,409,786      6,613,592
                                                -----------    -----------
          Total Assets                         $ 9,854,583    $10,045,149
                                                ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    83,806    $    32,625
  Distributions Payable                            170,599        237,482
  Unearned Rent                                          0         19,666
                                                -----------    -----------
      Total Current Liabilities                    254,405        289,773
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (15,053)       (20,054)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,288 and 13,298 Units outstanding in
   2004 and 2003, respectively                   9,615,231      9,775,430
                                                -----------    -----------
      Total Members' Equity                      9,600,178      9,755,376
                                                -----------    -----------
        Total Liabilities and Members' Equity  $ 9,854,583    $10,045,149
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                    2004          2003

RENTAL INCOME                                  $   502,508    $   207,979

EXPENSES:
   LLC Administration - Affiliates                 130,249        121,988
   LLC Administration and Property
      Management - Unrelated Parties                49,991         14,033
      Depreciation                                 151,844         40,468
                                                -----------    -----------
        Total Expenses                             332,084        176,489
                                                -----------    -----------

OPERATING INCOME                                   170,424         31,490

OTHER INCOME:
   Interest Income                                  15,791         94,661
   Gain on Sale of Real Estate                           0        614,507
                                                -----------    -----------
        Total Other Income                          15,791        709,168
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  186,215        740,658

Income (Loss) from Discontinued Operations         421,677       (731,023)
                                                -----------    -----------
NET INCOME                                     $   607,892    $     9,635
                                                ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                            $    18,237    $       289
   Limited Members                                 589,655          9,346
                                                -----------    -----------
                                               $   607,892    $     9,635
                                                ===========    ===========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations                       $     13.59    $     53.95
   Discontinued Operations                           30.76         (53.25)
                                                -----------    -----------
         Total                                 $     44.35    $       .70
                                                ===========    ===========
Weighted Average Units Outstanding                  13,296         13,317
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   607,892    $     9,635

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                    151,844        175,111
     Real Estate Impairment                                0      1,600,393
     Gain on Sale of Real Estate                           0     (1,079,117)
     Increase (Decrease) in Payable to
       AEI Fund Management, Inc.                      51,181        (27,944)
     Increase (Decrease) in Unearned Rent            (19,666)        19,666
                                                  -----------    -----------
             Total Adjustments                       183,359        688,109
                                                  -----------    -----------
        Net Cash Provided By
            Operating Activities                     791,251        697,744
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (1,948,038)    (2,346,107)
   Proceeds from Sale of Real Estate                       0      3,679,645
                                                  -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                   (1,948,038)     1,333,538
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (66,883)       (68,054)
   Distributions to Members                         (756,673)      (957,315)
   Redemption Payments                                (6,417)       (28,389)
                                                  -----------    -----------
        Net Cash Used For
            Financing Activities                    (829,973)    (1,053,758)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (1,986,760)       977,524

CASH AND CASH EQUIVALENTS, beginning of period     3,431,557      2,454,033
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,444,797    $ 3,431,557
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                                  Member
                            Managing     Limited                   Units
                            Members      Members       Total    Outstanding


BALANCE, December 31, 2002 $  3,369   $10,728,076   $10,731,445   13,337.59

  Distributions             (22,861)     (934,454)     (957,315)

  Redemption Payments          (851)      (27,538)      (28,389)     (39.52)

  Net Income                    289         9,346         9,635
                            --------   -----------   -----------  ----------
BALANCE, December 31, 2003  (20,054)    9,775,430     9,755,376   13,298.07

  Distributions             (13,043)     (743,630)     (756,673)

  Redemption Payments          (193)       (6,224)       (6,417)     (10.00)

  Net Income                 18,237       589,655       607,892
                            --------   -----------   -----------  ----------
BALANCE, December 31, 2004 $(15,053)  $ 9,615,231   $ 9,600,178   13,288.07
                            ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable LLC income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable LLC income or loss, the taxable income of the members would be adjusted accordingly.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2004  presentation.
       These   reclassifications  had  no  effect   on   Members'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The Company has considered the Accounting Pronouncements issued after December 2003 and has determined that none of these Pronouncements will have a material impact on its Financial Statements.

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                      for the Years Ended December 31

                                                 2004          2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                    $ 159,949      $ 126,115
                                               ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                       $  23,988      $  48,448
                                               ========       ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company.  The amounts are net of
  financing and commitment fees and expense
  reimbursements received by the Company from
  the sellers and/or lessees in the amount of
  $45,472 for 2003.                           $  27,418      $ (13,893)
                                               ========       ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.       $       0      $ 106,877
                                               ========       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)Investments in Real Estate -

     The Company leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Johnny Carino's restaurants, which have Lease terms of 17 years and the Arby's restaurant and the Jared Jewelry store, which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurants, which have renewal options that may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant in Parker, Colorado was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2003 and acquired in 2004. The remaining properties were constructed and acquired in 2000 and 2001. There have been no costs capitalized as improvements subsequent to the acquisition.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2004  are   as
     follows:

                                        Buildings and            Accumulated
Property                          Land    Equipment     Total    Depreciation

Tumbleweed, Kettering, OH    $  473,800  $  742,311  $1,216,111   $140,695
Johnny Carino's, Victoria, TX     1,524       4,601       6,125        764
Arby's, Coon Rapids, MN           2,975       5,064       8,039        676
Johnny Carino's, Parker, CO     796,608   1,549,499   2,346,107     80,168
Jared Jewelry,
 Madison Heights, MI            738,593   1,209,445   1,948,038     42,331
                              ----------  ----------  ----------   --------
                             $2,013,500  $3,510,920  $5,524,420   $264,634
                              ==========  ==========  ==========   ========

     During the first quarter of 2003, the Company sold 99.6316% of the Johnny Carino's restaurant in Victoria, Texas, in eight separate transactions, to unrelated third parties. The Company received total net sale proceeds of $2,161,939, which resulted in a net gain of $614,507. The total cost and related accumulated depreciation of the interests sold was $1,656,473 and $109,041, respectively.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     During 2004 and 2003, the Company distributed $482,860 and $292,929 of net sale proceeds to the Limited and Managing Members as part of their regular quarterly distributions, which represented a return of capital of $35.94 and $21.79 per LLC Unit, respectively. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

     On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,948,038. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the lessee and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same.

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005            $  520,348
                       2006               522,738
                       2007               525,186
                       2008               528,961
                       2009               545,069
                       Thereafter       6,239,355
                                        ----------
                                       $8,881,657
                                        ==========

     There were no contingent rents recognized in 2004 or 2003.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

                                                   2004          2003
      Tenants                     Industry

     Razzoo's, Inc.              Restaurant     $ 425,374     $ 505,584
     Kona Restaurant Group, Inc. Restaurant       236,680       153,080
     Sterling Jewelers Inc.      Retail           136,037           N/A
     Tumbleweed, Inc.            Restaurant       129,071       126,540
                                                 ---------     ---------
     Aggregate rent revenue of major tenants    $ 927,162$      785,204
                                                 =========     =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               100%         100%
                                                 =========     =========

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

     In July 2003, the lessee of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During the summer of 2003, the lessee closed the restaurant in San Antonio. In late 2003, the lessee closed the restaurant in Alpharetta and said that it no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the lessee and the majority shareholder of the lessee, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the lessee filed suit against the Company with respect to the Company's lease termination. The lessee paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, the lessee did not pay any rent for 2004.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

     The parties reached an agreement, effective November 1, 2004, to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses it incurred related to the two properties. The Company has listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties are vacant, the Company is responsible for real estate taxes and other costs required to maintain the properties.

     As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the properties were impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized for the property in San Antonio, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. A charge to discontinued operations for real estate impairment of $451,513 was recognized for the property in Alpharetta, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charges were recorded against the cost of the land, buildings and equipment. At December 31, 2004 and 2003, the properties were classified as Real Estate Held for Sale.

     In October 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. DRI intends to remodel the building and operate it as a Smokey Bones BBQ restaurant. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. Subsequent to December 31, 2004, DRI completed its feasibility work and the Lease became effective. After the effective date, DRI is responsible all property expenses, except real estate taxes. DRI will commence paying rent and real estate taxes on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

     In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,180,000, which will result in a net gain of approximately $80,000. If the sale is not completed, it is likely the Company will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                   2004       2003

     Rental Income                              $ 425,374  $   577,945
     Property Management Expenses                  (3,697)     (38,542)
     Depreciation                                       0     (134,643)
     Real Estate Impairment                             0   (1,600,393)
     Gain on Disposal of Real Estate                    0      464,610
                                                 ---------  -----------
     Income (Loss) from Discontinued Operations $ 421,677  $  (731,023)
                                                 =========  ===========

(7)  Members' Capital -

     Cash distributions of $13,043 and $22,861 were made to the Managing Members and $743,630 and $934,454 were made to the Limited Members for the years ended December 31, 2004 and 2003, respectively. The Limited Members' distributions represent $55.93 and $70.17 per LLC Unit outstanding using 13,296 and 13,317 weighted average Units in 2004 and 2003, respectively. The distributions represent $43.88 and $- 0- per Unit of Net Income and $12.05 and $70.17 per Unit of return of contributed capital in 2004 and 2003, respectively.

     As part of the Limited Member distributions discussed above, the Company distributed $478,032 and $290,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Members' Adjusted Capital Contributions.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Members' Capital - (Continued)

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

     During 2004, one Limited Member redeemed a total of 10.0 Units for $6,224 in accordance with the Operating Agreement. During 2003, four Limited Members redeemed a total of 39.52 Units for $27,538. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the
     Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $193 and $851 in 2004 and 2003, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $939.53 per original $1,000 invested.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2004         2003

     Net Income for Financial
      Reporting Purposes                     $ 607,892   $    9,635

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                       (68,406)      33,439

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                       (19,667)      19,667

     Amortization of Start-Up and
      Organization Costs                       (21,429)     (36,036)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                0    1,600,393

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes               0      (27,165)
                                              ---------   ----------
           Taxable Income to Members         $ 498,390   $1,599,933
                                              =========   ==========

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' equity reported for federal income tax purposes for the years ended December 31:

                                                 2004         2003

     Members' Equity for
      Financial Reporting Purposes           $ 9,600,178   $ 9,755,376

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                       1,609,980     1,678,386

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                               0        19,667

     Capitalized Start-Up Costs
      Under Section 195                          101,138       101,138

     Amortization of Start-Up and
      Organization Costs                         (96,404)      (74,975)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes         1,994,434     1,994,434
                                              -----------   -----------
           Members' Equity for
              Tax Reporting Purposes         $13,209,326   $13,474,026
                                              ===========   ===========

 (9) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                         2004                   2003
                                Carrying       Fair     Carrying      Fair
                                Amount        Value      Amount       Value

     Money Market Funds     $1,444,797    $1,444,797  $3,431,557  $3,431,557
                             ---------     ---------   ---------   ----------
        Total Cash and
          Cash Equivalents  $1,444,797    $1,444,797  $3,431,557  $3,431,557
                             =========     =========   =========   ==========


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 8B.  OTHER INFORMATION.

       None.

                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2005. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2004, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method       Inception (October 14, 1998)
Compensation               of Compensation           To December 31, 2004

AEI Securities, Inc.  Selling Commissions equal to         $1,334,659
                      10% of proceeds most of which were
                      reallowed to Participating Dealers.

Managing Members      Reimbursement at Cost for other      $  667,466
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all        $  (71,030)
and Affiliates        Acquisition  Expenses

Managing Members      Reimbursement at Cost for all        $  798,544
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all        $  188,820
and Affiliates        expenses related to the disposition
                      of the Fund's properties.


Managing Members      3% of Net Cash Flow in any fiscal    $   99,599
                      year. Managing   Members 1%  of
                      distributions of Net Proceeds of Sale
                      until $ 8,735 Limited Members have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions, plus
                      (b) an amount equal to 7% of their Adjusted
                      Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS.

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

     10.3 First Amendment to Net Lease Agreement dated August 23, 2000, between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 28, 2000).

     10.4 Second Amendment to Net Lease Agreement dated August 23, 2000 between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 7, 2000).

     10.5 First Amendment to Net Lease Agreement dated December 7, 2000 between the Company and Kona Restaurant Group, Inc. relating to the Property at 4904 North Navarro, Victoria, Texas (incorporated by reference to Form 8-K filed December 8, 2000).

     10.6 Lease Agreement dated February 20, 2001 between CNL Restaurant Investors Properties, LLC and Franchise
     Associates, Inc. relating to the Property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed October 23,
     2001).

     10.7 Assignment and Assumption of Lease dated August 27, 2001 between the Company, AEI Private Net Lease Millennium Fund Limited Partnership and CNL Restaurant Investors Properties relating to the Property at 3385 124th Avenue NW, Coon Rapids, Minnesota (incorporated by reference to
     Exhibit 10.3 of Form 10-QSB filed October 23, 2001).

     10.8 Development Financing Agreement dated April 4, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2003).

     10.9 Net Lease Agreement dated April 4, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

     10.10 First Amendment to Net Lease Agreement dated December 18, 2003 between the Company and Kona Restaurant Group, Inc. relating to the property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed December 29, 2003).

ITEM 13.  EXHIBITS.  (Continued)

                           Description

     10.11 Assignment of Purchase Agreement dated January 2, 2004 between the Company, AEI Income & Growth Fund 25 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and
     AEI  Fund Management, Inc. relating to the Property  at  451
     W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17,
     2004).

     10.12 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 25 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17,
     2004).

     10.13 Commercial Purchase and Sale Agreement dated December 16, 2004 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Action Outdoor Advertising Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                              2004       2003

     Audit Fees                           $   9,850   $  9,433
     Audit-Related Fees                       1,127        692
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  10,977   $ 10,125
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

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                           AEI INCOME & GROWTH FUND 23
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                               Its Managing Member


March 18, 2005             By: /s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                         Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 18, 2005
   Robert P.Johnson  and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 18, 2005
   Patrick W.Keene   (Principal Accounting Officer)