Form 10QSB
period 2005-03-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2005-05-13
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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

                          Yes       No [X]


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures


                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                      2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,488,752   $ 1,444,797

INVESTMENTS IN REAL ESTATE:
  Land                                              2,013,500     2,013,500
  Buildings and Equipment                           3,510,920     3,510,920
  Accumulated Depreciation                           (304,108)     (264,634)
                                                   -----------   -----------
                                                    5,220,312     5,259,786
  Real Estate Held for Sale                         2,050,000     3,150,000
                                                   -----------   -----------
      Net Investments in Real Estate                7,270,312     8,409,786
                                                   -----------   -----------
          Total Assets                            $ 9,759,064   $ 9,854,583
                                                   ===========   ===========


                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    34,780   $    83,806
  Distributions Payable                               170,521       170,599
  Unearned Rent                                        12,484             0
                                                   -----------   -----------
      Total Current Liabilities                       217,785       254,405
                                                   -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                                690       (15,053)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,288 Units outstanding                         9,540,589     9,615,231
                                                   -----------   -----------
      Total Members' Equity                         9,541,279     9,600,178
                                                   -----------   -----------
         Total  Liabilities and Members' Equity   $ 9,759,064   $ 9,854,583
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2005         2004

RENTAL INCOME                                      $   130,351  $   117,278

EXPENSES:
   LLC Administration - Affiliates                      33,674       31,550
   LLC Administration and Property
      Management - Unrelated Parties                     8,011        6,844
      Depreciation                                      39,474       34,059
                                                    -----------  -----------
        Total Expenses                                  81,159       72,453
                                                    -----------  -----------

OPERATING INCOME                                        49,192       44,825

OTHER INCOME:
   Interest Income                                       7,301        4,874
                                                    -----------  -----------

INCOME FROM CONTINUING OPERATIONS                       56,493       49,699

Income (Loss) from Discontinued Operations              56,636      (48,017)
                                                    -----------  -----------
NET INCOME                                         $   113,129  $     1,682
                                                    ===========  ===========
NET INCOME ALLOCATED:
   Managing Members                                $    20,904  $        50
   Limited Members                                      92,225        1,632
                                                    -----------  -----------
                                                   $   113,129  $     1,682
                                                    ===========  ===========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations                           $      4.12  $      3.63
   Discontinued Operations                                2.82        (3.51)
                                                    -----------  -----------
         Total                                     $      6.94  $       .12
                                                    ===========  ===========
Weighted Average Units Outstanding                      13,288       13,298
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                          2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   113,129  $     1,682

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       39,474       34,059
     Gain on Sale of Real Estate                       (88,442)           0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (49,026)      82,669
     Increase in Unearned Rent                          12,484       13,913
                                                    -----------  -----------
        Total Adjustments                              (85,510)     130,641
                                                    -----------  -----------
        Net Cash Provided By
            Operating Activities                        27,619      132,323
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0   (2,151,969)
   Proceeds from Sale of Real Estate                 1,188,442            0
                                                    -----------  -----------
        Net Cash Provided By (Used For)
            Investing Activities                     1,188,442   (2,151,969)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (78)      (9,210)
   Distributions to Members                           (172,028)    (230,319)
                                                    -----------  -----------
        Net Cash Used For
            Financing Activities                      (172,106)    (239,529)
                                                    -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              1,043,955   (2,259,175)

CASH AND CASH EQUIVALENTS, beginning of period       1,444,797    3,431,557
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,488,752  $ 1,172,382
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing      Limited                   Units
                             Members       Members      Total     Outstanding


BALANCE, December 31, 2003  $ (20,054)  $ 9,775,430   $ 9,755,376   13,298.07

  Distributions                (3,475)     (226,844)     (230,319)

  Net Income                       50         1,632         1,682
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 2004     $ (23,479)  $ 9,550,218   $ 9,526,739   13,298.07
                             =========   ===========   ===========  ==========


BALANCE, December 31, 2004  $ (15,053)  $ 9,615,231   $ 9,600,178   13,288.07

  Distributions                (5,161)     (166,867)     (172,028)

  Net Income                   20,904        92,225       113,129
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 2005     $     690   $ 9,540,589   $ 9,541,279   13,288.07
                             =========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

(5)  Discontinued Operations -

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The parties reached an agreement, effective November 1, 2004, to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses it incurred related to the two properties. The Company listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties were vacant, the Company was responsible for real estate taxes and other costs required to maintain the properties.

     As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the properties were impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized for the property in San Antonio, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. A charge to discontinued operations for real estate impairment of $451,513 was recognized for the property in Alpharetta, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charges were recorded against the cost of the land, buildings and equipment. At December 31, 2004, the properties were classified as Real Estate Held for Sale.

     In October 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. DRI intends to remodel the building and operate it as a Smokey Bones BBQ restaurant. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, DRI completed its feasibility work and the Lease became effective. After the effective date, DRI is responsible all property expenses, except real estate taxes. DRI will commence paying rent and real estate taxes on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442.

     During the three months ended March 31, 2004, the Company distributed $171,717 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $12.78 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                     2005       2004

     Rental Income                                $       0   $  41,077
     Property Management Expenses                   (31,806)    (89,094)
     Depreciation                                         0           0
     Gain on Disposal of Real Estate                 88,442           0
                                                   ---------   ---------
       Income (Loss) from Discontinued Operations $  56,636   $ (48,017)
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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Company recognized rental income from continuing operations of $130,351 and $117,278, respectively. In 2005, rental income increased due to additional rent received from one property acquisition in 2004 and rent increases on two properties.

        For the three months ended March 31, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $33,674 and $31,550, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $8,011 and $6,844, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the three months ended March 31, 2005 and 2004,  the
Company   recognized  interest  income  of  $7,301  and   $4,874,
respectively. In 2005, interest income increased mainly due to higher money market interest rates.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2005, the Company recognized income from discontinued operations of $56,636, representing gain on disposal of real estate of $88,442, which was partially offset by property management expenses of $31,806. For the three months ended March 31, 2004, the Company recognized a loss from discontinued operations of $48,017, representing rental income less property management expenses.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The parties reached an agreement, effective November 1, 2004, to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses it incurred related to the two properties. Following an analysis of the lessee's business at these locations and its financial condition, and its intent to no longer operate at these sites, the Company determined the best course of action was to negotiate a settlement with the lessee and take possession of the property in Alpharetta. With possession of the property, the
Company can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Company listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties were vacant, the Company was responsible for real estate taxes and other costs required to maintain the properties.

        As of December 31, 2003, based on an analysis of market conditions in the area, the Company determined the properties were impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $1,148,880 was recognized for the property in San Antonio, which was the difference between the book value at December 31, 2003 of $3,198,880 and the estimated fair value of $2,050,000. A charge to discontinued operations for real estate impairment of $451,513 was recognized for the property in Alpharetta, which was the difference between the book value at December 31, 2003 of $1,551,513 and the estimated fair value of $1,100,000. The charges were recorded against the cost of the land, buildings and equipment. At December 31, 2004, the properties were classified as Real Estate Held for Sale.

        In October 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. DRI intends to remodel the building and operate it as a Smokey Bones BBQ restaurant. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, DRI completed its feasibility work and the Lease became effective. After the effective date, DRI is responsible all property expenses, except real estate taxes. DRI will commence paying rent and real estate taxes on the earlier of the date the restaurant opens to the public for business or 120 days after the end of the feasibility period. After DRI starts to pay rent, the Company intends to sell the property and invest the proceeds from the sale in replacement income-producing property.

       In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Company's cash balances increased $1,043,955 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2004, the Company's cash balances decreased $2,259,175 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $132,323 in 2004 to $27,619 in 2005 as a result of a decrease in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2005.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004, the Company expended $2,151,969 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales in 2003. During the three months ended March 31, 2005, the Company generated cash flow from the sale of real estate of $1,188,442.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2005 and 2004, the Company declared distributions of $172,028 and $230,319, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $166,867 and $226,844 and the Managing Members received distributions of $5,161 and $3,475 for the periods, respectively.

        During the three months ended March 31, 2004, the Company distributed $171,717 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $12.78 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        During 2004, one Limited Member redeemed a total of 10.0 Units for $6,224 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of six Limited Members redeemed 51.25 Units for $35,623. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $193 in 2004.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       (b) Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS  (Continued)

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


Dated:  May 6, 2005           AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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