Form 10QSB
period 2005-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2005-08-12
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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

                         Yes        No [X]


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

           Statements for the Periods ended June 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004
                           (Unaudited)

                             ASSETS
                                                      2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,404,410    $ 1,444,797
  Receivables                                           6,875              0
                                                   -----------    -----------
      Total Current Assets                          2,411,285      1,444,797
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              2,013,500      2,013,500
  Buildings and Equipment                           3,510,920      3,510,920
  Accumulated Depreciation                           (343,582)      (264,634)
                                                   -----------    -----------
                                                    5,180,838      5,259,786
  Real Estate Held for Sale                         2,050,000      3,150,000
                                                   -----------    -----------
      Net Investments in Real Estate                7,230,838      8,409,786
                                                   -----------    -----------
OTHER ASSETS:
  Lease Acquisition Costs                              82,500              0
                                                   -----------    -----------
          Total Assets                            $ 9,724,623    $ 9,854,583
                                                   ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   127,183    $    83,806
  Distributions Payable                               170,518        170,599
  Unearned Rent                                        12,484              0
                                                   -----------    -----------
      Total Current Liabilities                       310,185        254,405
                                                   -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                                653        (15,053)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,281 and 13,288 Units outstanding in
   2005 and 2004, respectively                      9,413,785      9,615,231
                                                   -----------    -----------
    Total Members' Equity                           9,414,438      9,600,178
                                                   -----------    -----------
      Total Liabilities and Members' Equity       $ 9,724,623    $ 9,854,583
                                                   ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                  Three Months Ended       Six Months Ended
                                 6/30/05       6/30/04    6/30/05     6/30/04

RENTAL INCOME                   $ 130,351   $ 126,423   $ 260,702   $ 243,701

EXPENSES:
   LLC Administration - Affiliates 36,814      32,093      70,488      63,643
   LLC Administration and Property
    Management - Unrelated Parties  4,575      39,835      12,586      46,679
   Depreciation                    39,474      40,753      78,948      74,812
                                 ---------   ---------   ---------   ---------
        Total Expenses             80,863     112,681     162,022     185,134
                                 ---------   ---------   ---------   ---------

OPERATING INCOME                   49,488      13,742      98,680      58,567

OTHER INCOME:
   Interest Income                 15,948       2,322      23,249       7,196
                                 ---------   ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                      65,436      16,064     121,929      65,763

Income(Loss) from Discontinued
  Operations                      (15,458)   (107,565)     41,178    (155,582)
                                 ---------   ---------   ---------   ---------
NET INCOME (LOSS)               $  49,978   $ (91,501)  $ 163,107   $ (89,819)
                                 =========   =========   =========   =========
NET INCOME (LOSS) ALLOCATED:
   Managing Members             $   5,267   $    (948)  $  26,171   $    (898)
   Limited Members                 44,711     (90,553)    136,936     (88,921)
                                 ---------   ---------   ---------   ---------
                                $  49,978   $ (91,501)  $ 163,107   $ (89,819)
                                 =========   =========   =========   =========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations        $    4.78   $    1.20   $    8.90   $    4.90
   Discontinued Operations          (1.41)      (8.01)       1.41      (11.59)
                                 ---------   ---------   ---------   ---------
        Total                   $    3.37   $   (6.81)  $   10.31   $   (6.69)
                                 =========   =========   =========   =========
Weighted Average Units
  Outstanding                      13,281       13,298     13,285      13,298
                                 =========   =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $   163,107   $   (89,819)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       78,948        74,812
     Gain on Sale of Real Estate                       (88,442)            0
     Increase in Receivables                            (6,875)     (210,580)
     Increase in Payable to
        AEI Fund Management, Inc.                       43,377        74,945
     Increase (Decrease) in Unearned Rent               12,484       (19,666)
                                                    -----------   -----------
        Total Adjustments                               39,492       (80,489)
                                                    -----------   -----------
        Net Cash Provided By (Used For)
           Operating Activities                        202,599      (170,308)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (1,942,782)
   Proceeds from Sale of Real Estate                 1,188,442             0
   Lease Acquisition Cost                              (82,500)            0
                                                    -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                      1,105,942    (1,942,782)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (81)      (44,513)
   Distributions to Members                           (344,054)     (425,020)
   Redemption Payments                                  (4,793)            0
                                                    -----------   -----------
        Net Cash Used For
           Financing Activities                       (348,928)     (469,533)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                959,613    (2,582,623)

CASH AND CASH EQUIVALENTS, beginning of period       1,444,797     3,431,557
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,404,410   $   848,934
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2003  $ (20,054) $ 9,775,430  $ 9,755,376   13,298.07

  Distributions                (6,286)    (418,734)    (425,020)

  Net Loss                       (898)     (88,921)     (89,819)
                             ---------  -----------  -----------  ----------
BALANCE, June 30, 2004      $ (27,238) $ 9,267,775  $ 9,240,537   13,298.07
                             =========  ===========  ===========  ==========


BALANCE, December 31, 2004  $ (15,053) $ 9,615,231  $ 9,600,178   13,288.07

  Distributions               (10,322)    (333,732)    (344,054)

  Redemption Payments            (143)      (4,650)      (4,793)      (7.12)

  Net Income                   26,171      136,936      163,107
                             ---------  -----------  -----------  ----------
BALANCE, June 30, 2005      $     653  $ 9,413,785  $ 9,414,438   13,280.95
                             =========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

(4)  Lease Acquisition Costs -

     The Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new lessee for the former Razzoo's restaurant in San Antonio, Texas. The Company will amortize the commission using the straight-line method over the 10-year term of the Lease starting July 1, 2005.

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

     In October 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, DRI completed its feasibility work and the Lease became effective. After the effective date, DRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, DRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, DRI remodeled the building and converted it into a Smokey Bones BBQ restaurant.

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


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the six months ended June 30, 2004, the Company distributed $323,232 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $24.06 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended       Six Months Ended
                               6/30/05      6/30/04     6/30/05     6/30/04

Rental Income                 $   6,875   $  41,077    $   6,875   $  82,154
Property Management Expenses    (22,333)   (148,642)     (54,139)   (237,736)
Depreciation                          0           0            0           0
Gain on Disposal of Real Estate       0           0       88,442           0
                               ---------   ---------    ---------   ---------
   Income (Loss) from Discontinued
      Operations              $ (15,458)  $(107,565)   $  41,178   $(155,582)
                               =========   =========    =========   =========

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Company recognized rental income from continuing operations of $260,702 and $243,701, respectively. In 2005, rental income increased due to additional rent received from one property acquisition in 2004 and rent increases on two properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $70,488 and $63,643, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,586 and $46,679, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2004, when compared to 2005, as a result of state taxes paid by the Company in 2004 related to the 2003 sale of the Johnny Carino's restaurant in Victoria, Texas.

        For the six months ended June 30, 2005 and 2004, the Company recognized interest income of $23,249 and $7,196, respectively. In 2005, interest income increased due to the Company having more money invested in a money market account due to property sales and money market interest rates were higher in 2005.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005, the Company recognized income from discontinued operations of $41,178, representing gain on disposal of real estate of $88,442, which was partially offset by rental income less property management expenses of $47,264. For the six months ended June 30, 2004, the Company recognized a loss from discontinued operations of $155,582, representing rental income less property management expenses.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The parties reached an agreement, effective November 1, 2004, to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses it incurred related to the two properties. Following an analysis of the lessee's business at these locations and its financial condition, and its intent to no longer operate at these sites, the Company determined the best course of action was to negotiate a settlement with the lessee and take possession of the property in Alpharetta. With possession of the property, the
Company could move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Company listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties were vacant, the Company was responsible for real estate taxes and other costs required to maintain the properties.

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

        In October 2004, the Company entered into an agreement with a subsidiary of Darden Restaurants, Inc. (DRI) to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, DRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, DRI completed its feasibility work and the Lease became effective. After the effective date, DRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, DRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, DRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. Now that DRI is paying rent, the Company intends to sell the property and invest the proceeds from the sale in replacement income-producing property.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2005, the Company's cash balances increased $959,613 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2004, the Company's cash balances decreased $2,582,623 as a result of cash used to purchase property, cash used for operating activities and distributions paid to the Members.

        Net cash provided by operating activities increased from ($170,308) in 2004 to $202,599 provided by operating activities in 2005 as a result of a decrease in LLC administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2005.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004, the Company expended $1,942,782 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales in 2003. During the six months ended June 30, 2005, the Company generated cash flow from the sale of real estate of $1,188,442. In addition, the Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new lessee for the former Razzoo's restaurant in San Antonio, Texas. This commission reduced cash flow from investing activities for the six months ended June 30, 2005.

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

        For the six months ended June 30, 2005 and 2004, the Company declared distributions of $344,054 and $425,020, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $333,732 and $418,734 and the Managing Members received distributions of $10,322 and $6,286 for the periods, respectively.

        During the six months ended June 30, 2004, the Company distributed $323,232 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $24.06 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

        On April 1, 2005, one Limited Member redeemed a total  of
7.12 Units for $4,650 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of six Limited Members redeemed 51.25 Units for $35,623. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $143 in 2005.


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

      Small Business Issuer Purchases of Equity Securities
                                                           Maximum Number
                                     Total Number of Units of Units that
              Total Number  Average  Purchased as Part of  May Yet Be
                of Units  Price Paid Publicly Announced    Purchased Under the
      Period   Purchased  per Unit   Plans or Programs     Plans or Programs

4/1/05 to 4/30/05   7.12    $653.09         68.37(1)            (2)

5/1/05 to 5/31/05    --       --              --                --

6/1/05 to 6/30/05    --       --              --                --

  (1) The Company's repurchase plan is mandated by the Operatinag Agreement as included in the prospectus related to the original offering of the Units.

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


Dated:  August 5, 2005        AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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