Form 10QSB
period 2005-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2005-11-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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

                         Yes        No [X]

                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                           (Unaudited)

                             ASSETS

                                                   2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   532,683    $ 1,444,797

INVESTMENTS IN REAL ESTATE:
  Land                                          2,631,261      2,013,500
  Buildings and Equipment                       4,693,380      3,510,920
  Accumulated Depreciation                       (384,641)      (264,634)
                                               -----------    -----------
                                                6,940,000      5,259,786
  Real Estate Held for Sale                     2,050,000      3,150,000
                                               -----------    -----------
      Net Investments in Real Estate            8,990,000      8,409,786
                                               -----------    -----------
OTHER ASSETS:
   Lease Acquisition Costs - Net of Amortization   80,437              0
                                               -----------    -----------
          Total Assets                        $ 9,603,120    $ 9,854,583
                                               ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    55,688    $    83,806
  Distributions Payable                           170,518        170,599
  Unearned Rent                                    26,234              0
                                               -----------    -----------
      Total Current Liabilities                   252,440        254,405
                                               -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            633        (15,053)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,281 and 13,288 Units outstanding in
   2005 and 2004, respectively                  9,350,047      9,615,231
                                               -----------    -----------
      Total Members' Equity                     9,350,680      9,600,178
                                               -----------    -----------
        Total Liabilities and Members' Equity $ 9,603,120    $ 9,854,583
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                              Three Months Ended       Nine Months Ended
                             9/30/05      9/30/04     9/30/05     9/30/04

RENTAL INCOME               $ 136,103   $ 129,189    $ 396,805   $ 372,890

EXPENSES:
   LLC Administration -
     Affiliates                38,879      31,463      109,367      95,106
   LLC Administration
     and Property Management -
     Unrelated Parties          2,215       1,840       14,801      48,519
   Depreciation                41,059      37,513      120,007     112,325
                             ---------   ---------    ---------   ---------
        Total Expenses         82,153      70,816      244,175     255,950
                             ---------   ---------    ---------   ---------

OPERATING INCOME               53,950      58,373      152,630     116,940

OTHER INCOME:
   Interest Income             15,625       3,215       38,874      10,411
                             ---------   ---------    ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                  69,575      61,588      191,504     127,351

Income (Loss) from Discontinued
  Operations                   38,693       2,612       79,871    (152,970)
                             ---------   ---------    ---------   ---------
NET INCOME (LOSS)           $ 108,268   $  64,200    $ 271,375   $ (25,619)
                             =========   =========    =========   =========
NET INCOME (LOSS) ALLOCATED:
   Managing Members         $   5,140   $     642    $  31,311   $    (256)
   Limited Members            103,128      63,558      240,064     (25,363)
                             ---------   ---------    ---------   ---------
                            $ 108,268   $  64,200    $ 271,375   $ (25,619)
                             =========   =========    =========   =========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations    $    5.08   $    4.58    $   13.98   $    9.48
   Discontinued Operations       2.69         .20         4.09      (11.39)
                             ---------   ---------    ---------   ---------
        Total               $    7.77   $    4.78    $   18.07   $   (1.91)
                             =========   =========    =========   =========
Weighted Average Units
  Outstanding                  13,281      13,298       13,283      13,298
                             =========   =========    =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                   2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                           $   271,375    $   (25,619)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                  120,007        112,325
     Amortization                                    2,063              0
     Gain on Sale of Real Estate                   (88,442)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                  (28,118)        44,724
     Increase in Lessee Deposit                          0        350,000
     Increase (Decrease) in Unearned Rent           26,234         (7,182)
                                                -----------    -----------
        Total Adjustments                           31,744        499,867
                                                -----------    -----------
        Net Cash Provided By
           Operating Activities                    303,119        474,248
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                   (1,800,221)    (1,944,944)
   Proceeds from Sale of Real Estate             1,188,442              0
   Lease Acquisition Cost                          (82,500)             0
                                                -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                   (694,279)    (1,944,944)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (81)       (79,280)
   Distributions to Members                       (516,080)      (584,648)
   Redemption Payments                              (4,793)             0
                                                -----------    -----------
        Net Cash Used For
           Financing Activities                   (520,954)      (663,928)
                                                -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                           (912,114)    (2,134,624)

CASH AND CASH EQUIVALENTS, beginning of period   1,444,797      3,431,557
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $   532,683    $ 1,296,933
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                     Member
                             Managing     Limited                    Units
                             Members      Members       Total     Outstanding


BALANCE, December 31, 2003  $(20,054)   $ 9,775,430  $ 9,755,376   13,298.07

  Distributions               (7,883)      (576,765)    (584,648)

  Net Loss                      (256)       (25,363)     (25,619)
                             --------    -----------  -----------  ----------
BALANCE, September 30, 2004 $(28,193)   $ 9,173,302  $ 9,145,109   13,298.07
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2004  $(15,053)   $ 9,615,231  $ 9,600,178   13,288.07

  Distributions              (15,482)      (500,598)    (516,080)

  Redemption Payments           (143)        (4,650)      (4,793)      (7.12)

  Net Income                  31,311        240,064      271,375
                             --------    -----------  -----------  ----------
BALANCE, September 30, 2005 $    633    $ 9,350,047  $ 9,350,680   13,280.95
                             ========    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,800,221. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $124,504. The remaining interests in the property were purchased by AEI Accredited Investor Fund 2002 Limited Partnership and AEI Accredited Investor Fund V LP, affiliates of the Company.

(4)  Lease Acquisition Costs -

     The Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new lessee for the former Razzoo's restaurant in San Antonio, Texas. On July 1, 2005, the Company began amortizing the commission using the straight-line method over the 10-year term of the Lease. At September 30, 2005, the accumulated amortization was $2,063.

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

     During the first nine months of 2004, the Company distributed $482,860 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $35.94 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended      Nine Months Ended
                              9/30/05      9/30/04    9/30/05     9/30/04

Rental Income                $ 41,250    $ 41,351   $ 48,125   $ 123,505
Property Management Expenses     (494)    (38,739)   (54,633)   (276,475)
Amortization                   (2,063)          0     (2,063)          0
Gain on Disposal of Real Estate     0           0     88,442           0
                              --------    --------   --------   ---------
   Income (Loss) from Discontinued
      Operations             $ 38,693    $  2,612   $ 79,871   $(152,970)
                              ========    ========   ========   =========

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Company recognized rental income from continuing operations of $396,805 and $372,890, respectively. In 2005, rental income increased due to additional rent received from two property
acquisitions  in  2005  and  2004  and  rent  increases  on   two
properties.

       For the nine months ended September 30, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $109,367 and $95,106, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $14,801 and $48,519, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2004, when compared to 2005, as a result of state taxes paid by the Company in 2004 related to the 2003 sale of the Johnny Carino's restaurant in Victoria, Texas.

       For the nine months ended September 30, 2005 and 2004, the Company recognized interest income of $38,874 and $10,411, respectively. In 2005, interest income increased due to the Company having more money invested in a money market account due to property sales and money market interest rates were higher in 2005.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2005, the Company recognized income from discontinued operations of $79,871, representing gain on disposal of real estate of $88,442, which was partially offset by rental income less property management expenses and amortization of $8,571. For the nine months ended September 30, 2004, the Company recognized a loss from discontinued operations of $152,970, representing rental income less property management expenses.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Company's cash balances decreased $912,114 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2004, the Company's cash balances decreased $2,134,624 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $474,248 in 2004 to $303,119 in 2005 as a result of a decrease in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2005.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2005 and 2004, the Company expended $1,800,221 and $1,944,944, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales. During the nine months ended September 30, 2005, the Company generated cash flow from the sale of real estate of $1,188,442. In addition, the Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new lessee for the former Razzoo's restaurant in San Antonio, Texas. This commission reduced cash flow from investing activities for the nine months ended September 30, 2005.

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

        On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,800,221. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $124,504. The remaining interests in the property were purchased by AEI Accredited
Investor Fund 2002 Limited Partnership and AEI Accredited Investor Fund V LP, affiliates of the Company.

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

       For the nine months ended September 30, 2005 and 2004, the Company declared distributions of $516,080 and $584,648, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $500,598 and $576,765 and the Managing Members received distributions of $15,482 and $7,883 for the periods, respectively.

        During the nine months ended September 30, 2004, the Company distributed $482,860 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $35.94 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Assignment of Agreement of Purchase and Sale dated August 22, 2005 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership, AEI Accredited Investor Fund V LP and AEI Fund Management, Inc. relating to the Property at 555 Jamil Road, Columbia, South Carolina (incorporated by reference to Exhibit
          10.1 of Form 8-K filed  September  21, 2005).

    10.2 Assignment and Assumption of Lease dated September 15, 2005 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership, AEI Accredited Investor Fund V LP and AEI Fund Management, Inc. relating to the Property at 555 Jamil Road, Columbia, South Carolina (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 21, 2005).

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


Dated:  November 4, 2005      AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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