Form 10KSB
period 2005-12-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2006-03-30
CIK 1073363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                   Limited Liability Company Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]  No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes   No [X]

The Issuer's revenues for the year ended December 31, 2005 were $558,936.

As of February 28, 2006, there were 13,241.646 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,241,646.

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

        The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Company will commence liquidation through the sale of its remaining properties eight to ten years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,948,038. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the tenant and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

        In July 2003, the tenant of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During the summer of 2003, the tenant closed the restaurant in San Antonio. In late 2003, the tenant closed the restaurant in Alpharetta and said that it no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the tenant and the majority shareholder of the tenant, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the tenant filed suit against the Company with respect to the Company's lease termination. The tenant paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, the tenant did not pay any rent for 2004.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the
primary  term  is  $165,000.   Under  the  Lease,  GMRI   had   a
feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of
the property and to perform other due diligence on the site.   On
February  16, 2005, GMRI completed its feasibility work  and  the
Lease  became  effective.   After the  effective  date,  GMRI  is
responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. The Company intends to invest the proceeds from the potential sale in replacement income-producing property. At December 31, 2005 and 2004, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

       In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,100,000.

        On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,803,010. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $124,504. The remaining interests in the property were purchased by AEI Accredited
Investor Fund 2002 Limited Partnership and AEI Accredited Investor Fund V LP, affiliates of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2005, four tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 94% of total rental revenue in 2005. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2006 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2005.

                          Total Property             Annual      Annual
                 Purchase  Acquisition               Lease       Rent Per
Property           Date      Costs      Tenant      Payment      Sq. Ft.

Tumbleweed Restaurant                  Tumbleweed,
 Kettering, OH    8/23/00  $1,216,111      Inc.       $133,396   $24.33

Johnny Carino's Restaurant
 Victoria, TX                         Kona Restaurant
 (.3684%)         12/7/00  $    6,125   Group, Inc.   $    679   $28.37

Smokey Bones BBQ Restaurant
 (formerly Razzoo's Restaurant)           GMRI
 San Antonio, TX 12/19/00  $3,434,725   Texas L.P.    $165,000   $20.38

Arby's Restaurant
 Coon Rapids, MN                         Franchise
 (.5271%)         8/28/01  $    8,039 Associates, Inc.$    720   $32.70

Johnny Carino's Restaurant            Kona Restaurant
 Parker, CO      12/18/03  $2,346,107   Group, Inc.   $238,360   $36.21

Jared Jewelry Store
 Madison Heights, MI                  Sterling Jewelers
 (48%)             2/6/04  $1,948,038      Inc.       $149,808   $51.44

CarMax Auto Superstore
 Columbia, SC                           CarMax Auto
 (13.5%)          9/15/05  $1,803,010 Superstores,Inc.$124,504   $22.40


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company, and/or unrelated third parties. The remaining interests in the Jared Jewelry store are owned by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interests in the CarMax auto superstore are owned by AEI Accredited Investor Fund 2002 Limited Partnership and AEI Accredited Investor Fund V LP. The remaining interests in the Arby's restaurant and the Johnny Carino's restaurant in Victoria, Texas are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years. The Leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        Through December 31, 2005, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                              PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 455 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $20,643 and $13,043 were made to the Managing Members and $667,464 and $743,630 were made to the
Limited Members in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Member distributions discussed above, the Company distributed $478,032 of proceeds from property sales in 2004. The distributions reduced the Limited Members'
Adjusted Capital Contributions.

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

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                                             Maximum Number of
                                       Total Number of Units Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                  of Units  Price Paid Publicly Announced    Under the Plans
    Period       Purchased   per Unit  Plans or Programs     or Programs

10/1/05 to 10/31/05  39.3    $ 698.23      107.67(1)              (2)

11/1/05 to 11/30/05   --        --            --                  --

12/1/05 to 12/31/05   --        --            --                  --

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

Results of Operations

        For the years ended December 31, 2005 and 2004, the Company recognized rental income from continuing operations of $558,936 and $502,508, respectively. In 2005, rental income increased due to additional rent received from two property
acquisitions  in  2005  and  2004  and  rent  increases  on   two
properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2005 and 2004, the Company incurred LLC administration expenses from affiliated parties of $140,578 and $130,249, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $15,625 and $49,991, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2004, when compared to 2005, as a result of state taxes paid by the Company in 2004 related to the 2003 sale of the Johnny Carino's restaurant in Victoria, Texas.

        For the years ended December 31, 2005 and 2004, the Company recognized interest income of $42,989 and $15,791, respectively. In 2005, interest income increased due to the Company having more money invested in a money market account due to property sales and higher money market interest rates.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Company recognized income from discontinued operations of $113,614, representing, rental income less property management expenses and amortization of $25,172 and gain on disposal of real estate of $88,442. For the year ended December 31, 2004, the Company recognized a loss from discontinued operations of $421,677, representing rental income less property management expenses.

        In July 2003, the tenant of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During the summer of 2003, the tenant closed the restaurant in San Antonio. In late 2003, the tenant closed the restaurant in Alpharetta and said that it no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the tenant and the majority shareholder of the tenant, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the tenant filed suit against the Company with respect to the Company's lease termination. The tenant paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, the tenant did not pay any rent for 2004.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The parties reached an agreement, effective November 1, 2004, to terminate their legal actions, terminate the lease for the property in Alpharetta and return possession of the property to the Company. Rents were current through the date of termination for the property in Alpharetta. As part of the agreement the Company received a settlement payment of $610,142, of which $288,040 were allocated to rental income, representing rent for the property in San Antonio for the period from January 1, 2004 through the settlement date and $322,102 were allocated as reimbursement of certain property management and legal expenses it incurred related to the two properties. Following an analysis of the tenant's business at these locations and its financial condition, and its intent to no longer operate at these sites, the Company determined the best course of action was to negotiate a settlement with the tenant and take possession of the property in Alpharetta. With possession of the property, the
Company could move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Company listed the property for sale with a real estate broker in the Alpharetta area. The Company previously listed the property in San Antonio for sale or lease with a real estate broker in the San Antonio area. While the properties were vacant, the Company was responsible for real estate taxes and other costs required to maintain the properties.

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

        In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the
primary  term  is  $165,000.   Under  the  Lease,  GMRI   had   a
feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of
the property and to perform other due diligence on the site.   On
February  16, 2005, GMRI completed its feasibility work  and  the
Lease  became  effective.   After the  effective  date,  GMRI  is
responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. The Company intends to invest the proceeds from the potential sale in replacement income-producing property. At December 31, 2005 and 2004, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,100,000.

        In 2003, the Company received $342,225 of rental income from the Razzoo's restaurant in San Antonio, Texas, which represented a significant percentage of the Company's total rental income for the year. During 2004, the loss of rent from the property and the real estate taxes and other costs required to maintain the property resulted in a significant reduction in the Company's Net Cash Flow available for distribution. As a result, effective April 1, 2004, the Company reduced its distribution rate from 7% to 6% of the Limited Members' Adjusted Capital Contributions. Effective July 1, 2004, the distribution rate was reduced further to 5%. Until the Razzoo's transactions discussed above were completed in 2005, the loss of rent and property expenses continued to negatively impact the Company's Net Cash Flow available for distribution. The Company used the settlement proceeds and a portion of its cash reserve, which consisted of profits generated from the sale of property in 2003, to maintain the level of distributions during this period.

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

Liquidity and Capital Resources

        During the year ended December 31, 2005, the Company's cash balances decreased $951,395 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the year ended December 31, 2004, the Company's cash balances decreased $1,986,760 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $791,251 in 2004 to $466,947 in 2005 as a result of a decrease in total rental and interest income in 2005, an increase in LLC administration and property management expenses in 2005 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2005 and 2004, the Company expended $1,803,010 and $1,948,038, respectively, to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales. During the year ended December 31, 2005, the Company generated cash flow from the sale of real estate of $1,188,442. In addition, the Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new tenant for the former Razzoo's restaurant in San Antonio, Texas. This commission reduced cash flow from investing activities for the year ended December 31, 2005.

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,948,038. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the tenant and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

        On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,803,010. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $124,504. The remaining interests in the property were purchased by AEI Accredited
Investor Fund 2002 Limited Partnership and AEI Accredited Investor Fund V LP, affiliates of the Company.

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

        For the years ended December 31, 2005 and 2004, the Company declared distributions of $688,107 and $756,673, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $667,464 and $743,630 and the Managing Members received distributions of $20,643 and $13,043 for the periods, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2004, the Company distributed $482,860 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $35.94 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

       During 2005, two Limited Members redeemed a total of 46.42 Units for $32,090 in accordance with the Operating Agreement. During 2004, one Limited Member redeemed a total of 10.0 Units for $6,224. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of six Limited Members redeemed 51.25 Units for $35,623. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $993 and $193 in 2005 and 2004, respectively.

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





                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                  2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   493,402    $ 1,444,797

INVESTMENTS IN REAL ESTATE:
  Land                                          2,632,218      2,013,500
  Buildings and Equipment                       4,695,212      3,510,920
  Accumulated Depreciation                       (435,186)      (264,634)
                                               -----------    -----------
                                                6,892,244      5,259,786
  Real Estate Held for Sale                     2,050,000      3,150,000
                                               -----------    -----------
      Net Investments in Real Estate            8,942,244      8,409,786
                                               -----------    -----------
OTHER ASSETS:
  Lease Acquisition Costs - Net of Amortization    78,375              0
                                               -----------    -----------
          Total Assets                        $ 9,514,021    $ 9,854,583
                                               ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    75,734    $    83,806
  Distributions Payable                           170,515        170,599
                                               -----------    -----------
      Total Current Liabilities                   246,249        254,405
                                               -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            607        (15,053)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,242 and 13,288 Units outstanding in
   2005 and 2004, respectively                  9,267,165      9,615,231
                                               -----------    -----------
      Total Members' Equity                     9,267,772      9,600,178
                                               -----------    -----------
        Total Liabilities and Members' Equity $ 9,514,021    $ 9,854,583
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2005           2004

RENTAL INCOME                                   $   558,936    $   502,508

EXPENSES:
   LLC Administration - Affiliates                  140,578        130,249
   LLC Administration and Property
      Management - Unrelated Parties                 15,625         49,991
      Depreciation                                  170,552        151,844
                                                 -----------    -----------
        Total Expenses                              326,755        332,084
                                                 -----------    -----------

OPERATING INCOME                                    232,181        170,424

OTHER INCOME:
   Interest Income                                   42,989         15,791
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   275,170        186,215

Income from Discontinued Operations                 113,614        421,677
                                                 -----------    -----------
NET INCOME                                      $   388,784    $   607,892
                                                 ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                             $    37,296    $    18,237
   Limited Members                                  351,488        589,655
                                                 -----------    -----------
                                                $   388,784    $   607,892
                                                 ===========    ===========
INCOME PER LLC UNIT:
   Continuing Operations                        $     20.11    $     13.59
   Discontinued Operations                             6.37          30.76
                                                 -----------    -----------
         Total                                  $     26.48    $     44.35
                                                 ===========    ===========
Weighted Average Units Outstanding                   13,273         13,296
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $   388,784   $   607,892

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      170,552       151,844
     Amortization                                        4,125             0
     Gain on Sale of Real Estate                       (88,442)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (8,072)       51,181
     Increase (Decrease) in Unearned Rent                    0       (19,666)
                                                    -----------   -----------
             Total Adjustments                          78,163       183,359
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       466,947       791,251
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,803,010)   (1,948,038)
   Proceeds from Sale of Real Estate                 1,188,442             0
   Lease Acquisition Costs                             (82,500)            0
                                                    -----------   -----------
        Net Cash Used For
            Investing Activities                      (697,068)   (1,948,038)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (84)      (66,883)
   Distributions to Members                           (688,107)     (756,673)
   Redemption Payments                                 (33,083)       (6,417)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                      (721,274)     (829,973)
                                                    -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                               (951,395)   (1,986,760)

CASH AND CASH EQUIVALENTS, beginning of period       1,444,797     3,431,557
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   493,402   $ 1,444,797
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members       Total     Outstanding


BALANCE, December 31, 2003 $ (20,054)  $ 9,775,430  $ 9,755,376   13,298.07

  Distributions              (13,043)     (743,630)    (756,673)

  Redemption Payments           (193)       (6,224)      (6,417)     (10.00)

  Net Income                  18,237       589,655      607,892
                            ---------   -----------  ----------- -----------
BALANCE, December 31, 2004   (15,053)    9,615,231    9,600,178   13,288.07

  Distributions              (20,643)     (667,464)    (688,107)

  Redemption Payments           (993)      (32,090)     (33,083)     (46.42)

  Net Income                  37,296       351,488      388,784
                            ---------   -----------  ----------- -----------
BALANCE, December 31, 2005 $     607   $ 9,267,165  $ 9,267,772   13,241.65
                            =========   ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the offering called for a subscription price of $1,000 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on September 30, 1999 when minimum subscriptions of 1,500 LLC Units ($1,500,000) were accepted. The offering terminated March 22, 2001 when the extended offering period expired. The Company received subscriptions for 13,349.321 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $13,349,321 and $1,000, respectively. The Company shall continue until December 31, 2048, unless dissolved, terminated and liquidated prior to that date.

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

     Newly Issued Pronouncements

       The Company has considered the Accounting Pronouncements issued after December 2004 and has determined that none of these Pronouncements will have a material impact on its Financial Statements.

(3)  Related Party Transactions -

     The Company owns a 48% interest in a Jared Jewelry store. The remaining interests in this property are owned by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company. The Company owns a 13.5% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Accredited Investor Fund 2002 Limited Partnership and AEI
     Accredited Investor Fund V LP, affiliates of the Company. The Company owned a 44% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property were owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Company.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Company:
                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                 2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Company's operations, maintaining the
  Company's books and communicating
  the results of operations to the Limited
  Members.                                     $ 140,578    $ 159,949
                                                ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Company's
  behalf to third parties relating to LLC
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  75,703    $  23,988
                                                ========     ========

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                  2005         2004
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Company.                    $  24,385    $  27,418
                                                ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $   1,839    $       0
                                                ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years. The Leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The Leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Company's properties are commercial, single-tenant buildings. The Johnny Carino's restaurant in Parker, Colorado was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2003 and acquired in 2004. The CarMax auto superstore was constructed in 2004 and acquired in 2005. The remaining properties were constructed and acquired in 2000 and 2001. There have been no costs capitalized as improvements subsequent to the acquisition.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

 (4) Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2005  are   as
     follows:

                                            Buildings and         Accumulated
Property                            Land      Equipment    Total  Depreciation

Tumbleweed, Kettering, OH        $  473,800 $  742,311  $1,216,111  $ 171,698
Johnny Carino's, Victoria, TX         1,524      4,601       6,125        953
Arby's, Coon Rapids, MN               2,975      5,064       8,039        879
Johnny Carino's, Parker, CO         796,608  1,549,499   2,346,107    157,130
Jared Jewelry, Madison Heights, MI  738,593  1,209,445   1,948,038     90,709
CarMax, Columbia, SC                618,718  1,184,292   1,803,010     13,817
                                  ---------- ----------  ----------   --------
                                 $2,632,218 $4,695,212  $7,327,430   $ 435,186
                                  ========== ==========  ==========   ========

     On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,948,038. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the tenant and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same.

     On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,803,010. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $124,504.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

 (4) Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006          $   814,857
                       2007              817,305
                       2008              821,080
                       2009              837,188
                       2010              839,675
                       Thereafter      7,587,790
                                      -----------
                                     $11,717,895
                                      ===========

     There were no contingent rents recognized in 2005 or 2004.

(5)  Lease Acquisition Costs -

     The Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new lessee for the former Razzoo's restaurant in San Antonio, Texas. On July 1, 2005, the Company began amortizing the commission using the straight-line method over the 10-year term of the Lease. At December 31, 2005, the accumulated amortization was $4,125.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

           Tenants                Industry         2005       2004

     Kona Restaurant Group, Inc. Restaurant    $  239,039   $  236,680
     Sterling Jewelers Inc.      Retail           150,865      136,037
     Tumbleweed, Inc.            Restaurant       131,653      129,071
     GMRI Texas L.P.             Restaurant        89,375          N/A
     Razzoo's, Inc.              Restaurant           N/A      425,374
                                                ----------   ----------
     Aggregate rent revenue of major tenants   $  610,932   $  927,162
                                                ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                94  %       100%
                                                ==========   ==========


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Discontinued Operations -

     In July 2003, the tenant of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During the summer of 2003, the tenant closed the restaurant in San Antonio. In late 2003, the tenant closed the restaurant in Alpharetta and said that it no longer intended to operate restaurants at the sites. On December 5, 2003, the Company terminated the lease for the property in San Antonio, effective December 31, 2003, and was prepared to commence a legal action against the tenant and the majority shareholder of the tenant, who guaranteed the lease until December 19, 2003. Before the Company filed its legal action, the tenant filed suit against the Company with respect to the Company's lease termination. The tenant paid the rent due for the property in San Antonio through December 31, 2003. Due to the lease termination, the tenant did not pay any rent for 2004.

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Discontinued Operations - (Continued)

     In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the
     Lease, GMRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, GMRI completed its feasibility work and the Lease became effective. After the effective date, GMRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. At December 31, 2005 and 2004, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

     In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,100,000.

     During 2004, the Company distributed $482,860 of net sale proceeds, generated from property sales in 2003, to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $35.94 per LLC Unit. The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2005        2004

     Rental Income                          $   89,375   $  425,374
     Property Management Expenses              (60,078)      (3,697)
     Amortization                               (4,125)           0
     Gain on Disposal of Real Estate            88,442            0
                                             ----------   ----------
       Income from Discontinued Operations  $  113,614   $  421,677
                                             ==========   ==========


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Members' Capital -

     Cash distributions of $20,643 and $13,043 were made to the Managing Members and $667,464 and $743,630 were made to the Limited Members for the years ended December 31, 2005 and 2004, respectively. The Limited Members' distributions represent $50.29 and $55.93 per LLC Unit outstanding using 13,273 and 13,296 weighted average Units in 2005 and 2004, respectively. The distributions represent $24.06 and $43.88 per Unit of Net Income and $26.23 and $12.05 per Unit of return of contributed capital in 2005 and 2004, respectively.

     As part of the Limited Member distributions discussed above, the  Company distributed $478,032 of proceeds from  property
     sales  in  2004.   The  distributions  reduced  the  Limited
     Members' Adjusted Capital Contributions.

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

     During 2005, two Limited Members redeemed a total of 46.42 Units for $32,090 in accordance with the Operating Agreement. During 2004, one Limited Member redeemed a total of 10.0 Units for $6,224. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $993 and $193 in 2005 and 2004, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $942.82 per original $1,000 invested.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      2005        2004

     Net Income for Financial Reporting Purposes  $  388,784  $  607,892

     Depreciation for Tax Purposes Over
      Depreciation for Financial Reporting Purposes  (31,047)    (68,406)

     Income Accrued for Tax Purposes Over (Under)
      Income for Financial Reporting Purposes              0     (19,667)

     Amortization of Start-Up and Organization Costs  (8,457)    (21,429)

     Loss on Sale of Real Estate for Tax Purposes
      Compared to Gain for Financial Reporting Purposes
                                                    (431,381)          0
                                                   ----------  ----------
           Taxable Income (Loss) to Members       $  (82,101) $  498,390
                                                   ==========  ==========


     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' equity reported for federal income tax purposes for the years ended December 31:

                                                          2005         2004

     Members' Equity for Financial Reporting Purposes $ 9,267,772  $ 9,600,178

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                  1,147,552    1,609,980

     Capitalized Start-Up Costs Under Section 195         101,138      101,138

     Amortization of Start-Up and Organization Costs     (104,861)     (96,404)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          1,994,434    1,994,434
                                                       ----------   ----------
           Members' Equity for Tax Reporting Purposes $12,406,035  $13,209,326
                                                       ==========   ==========

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004


(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       2005                   2004
                              Carrying     Fair       Carrying      Fair
                               Amount      Value       Amount       Value

     Money Market Funds     $ 493,402  $  493,402   $ 1,444,797  $ 1,444,797
                             ---------  ----------   -----------  -----------
        Total Cash and
           Cash Equivalents $ 493,402  $  493,402   $ 1,444,797  $ 1,444,797
                             =========  ==========   ===========  ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.CONTROLS AND PROCEDURES.

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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2006. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2005, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

Person or Entity                                     Amount Incurred From
 Receiving                    Form and Method     Inception (October 14, 1998)
Compensation                  of Compensation         To December 31, 2005

AEI Securities, Inc. Selling Commissions equal to 10% of     $1,334,659
                     of proceeds, most of which were
                     reallowed to Participating Dealers.

Managing Members     Reimbursement at Cost for other         $  667,466
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all           $  (46,645)
and Affiliates       Acquisition Expenses

Managing Members     Reimbursement at Cost for all           $  939,122
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all expenses  $  190,659
and Affiliates       related to the disposition of the
                     Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal year. $  121,235

Managing Members     1% of distributions of Net Proceeds of  $    8,735
                     Sale until Limited Members have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions, plus
                     (b) an amount equal to 7% of their Adjusted
                     Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.


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

     10.8 Net Lease Agreement dated April 4, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

     10.9 First Amendment to Net Lease Agreement dated December 18, 2003 between the Company and Kona Restaurant Group, Inc. relating to the property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed December 29, 2003).

     10.10 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 25 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17,
     2004).

ITEM 13.  EXHIBITS.  (Continued)

     10.11 Commercial Purchase and Sale Agreement dated December 16, 2004 between the Company, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Action Outdoor Advertising Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit
     10.13 of  Form 10-KSB filed March 18, 2005).

     10.12 Assignment of Agreement of Purchase and Sale dated August 22, 2005 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership, AEI Accredited
     Investor Fund V LP and AEI Fund Management, Inc. relating to the Property at 555 Jamil Road, Columbia, South Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 21, 2005).

     10.13 Assignment and Assumption of Lease dated September 15, 2005 between the Company, AEI Accredited
     Investor  Fund  2002  Limited  Partnership,  AEI  Accredited
     Investor Fund V LP and AEI Fund Management, Inc. relating to the Property at 555 Jamil Road, Columbia, South Carolina (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 21, 2005).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005        2004

     Audit Fees                           $  10,450    $  9,850
     Audit-Related Fees                         682       1,127
     Tax Fees                                     0           0
     All Other Fees                               0           0
                                           ---------    --------
          Total Fees                      $  11,132    $ 10,977
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


                               AEI INCOME & GROWTH FUND 23
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 17, 2006                 By: /s/ Robert P Johnson
                                       Robert P.Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ Robert P Johnson   President (Principal Executive Officer)  March 17, 2006
    Robert P.Johnson   and Sole Director of Managing Member


/s/ Patrick W Keene    Chief Financial Officer and Treasurer    March 17, 2006
    Patrick W. Keene   (Principal Accounting Officer)