Form 10QSB
period 2006-03-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2006-05-12
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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



                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2006 and December 31, 2005

         Statements for the Periods ended March 31, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005
                           (Unaudited)

                             ASSETS
                                                      2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   425,138    $   493,402
  Prepaid Expenses                                     3,611              0
                                                  -----------    -----------
      Total Current Assets                           428,749        493,402
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             2,632,218      2,632,218
  Buildings and Equipment                          4,695,212      4,695,212
  Accumulated Depreciation                          (485,730)      (435,186)
                                                  -----------    -----------
                                                   6,841,700      6,892,244
  Real Estate Held for Sale                        2,050,000      2,050,000
                                                  -----------    -----------
      Net Investments in Real Estate               8,891,700      8,942,244
                                                  -----------    -----------
OTHER ASSETS:
   Lease Acquisition Costs - Net of Amortization      76,312         78,375
                                                  -----------    -----------
          Total Assets                           $ 9,396,761    $ 9,514,021
                                                  ===========    ===========

                   LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $       270    $    75,734
  Distributions Payable                              170,515        170,515
  Unearned Rent                                       13,750              0
                                                  -----------    -----------
      Total Current Liabilities                      184,535        246,249
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (1,060)           607
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,242 Units outstanding                        9,213,286      9,267,165
                                                  -----------    -----------
      Total Members' Equity                        9,212,226      9,267,772
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $ 9,396,761    $ 9,514,021
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2006         2005

RENTAL INCOME                                    $   162,850   $   130,351

EXPENSES:
   LLC Administration - Affiliates                    32,142        33,674
   LLC Administration and Property
      Management - Unrelated Parties                   6,902         8,011
   Depreciation                                       50,544        39,474
                                                  -----------   -----------
        Total Expenses                                89,588        81,159
                                                  -----------   -----------

OPERATING INCOME                                      73,262        49,192

OTHER INCOME:
   Interest Income                                     4,077         7,301
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     77,339        56,493

Income from Discontinued Operations                   39,142        56,636
                                                  -----------   -----------
NET INCOME                                       $   116,481   $   113,129
                                                  ===========   ===========
NET INCOME ALLOCATED:
   Managing Members                              $     3,494   $    20,904
   Limited Members                                   112,987        92,225
                                                  -----------   -----------
                                                 $   116,481   $   113,129
                                                  ===========   ===========
INCOME PER LLC UNIT:
   Continuing Operations                         $      5.66   $      4.12
   Discontinued Operations                              2.87          2.82
                                                  -----------   -----------
         Total                                   $      8.53   $      6.94
                                                  ===========   ===========
Weighted Average Units Outstanding                    13,242        13,288
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   116,481   $   113,129

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      50,544        39,474
     Amortization                                       2,063             0
     Gain on Sale of Real Estate                            0       (88,442)
     Increase in Prepaid Expenses                      (3,611)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (75,464)      (49,026)
     Increase in Unearned Rent                         13,750        12,484
                                                   -----------   -----------
        Total Adjustments                             (12,718)      (85,510)
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      103,763        27,619
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                        0     1,188,442
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        0           (78)
   Distributions to Members                          (172,027)     (172,028)
                                                   -----------   -----------
        Net Cash Used For
            Financing Activities                     (172,027)     (172,106)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (68,264)    1,043,955

CASH AND CASH EQUIVALENTS, beginning of period        493,402     1,444,797
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   425,138   $ 2,488,752
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                                  Member
                             Managing    Limited                  Units
                             Members     Members     Total     Outstanding


BALANCE, December 31, 2004  $(15,053)  $ 9,615,231  $ 9,600,178   13,288.07

  Distributions               (5,161)     (166,867)    (172,028)

  Net Income                  20,904        92,225      113,129
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2005     $    690   $ 9,540,589  $ 9,541,279   13,288.07
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2005  $    607   $ 9,267,165  $ 9,267,772   13,241.65

  Distributions               (5,161)     (166,866)    (172,027)

  Net Income                   3,494       112,987      116,481
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2006     $ (1,060)  $ 9,213,286  $ 9,212,226   13,241.65
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

(4)  Lease Acquisition Costs -

     The Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new lessee for the former Razzoo's restaurant in San Antonio, Texas. On July 1, 2005, the Company began amortizing the commission using the straight-line method over the 10-year term of the Lease. At March 31, 2006 and December 31, 2005, the accumulated amortization was $6,188 and $4,125, respectively.

(5)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     In July 2003, the tenant of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During 2003, the tenant closed the restaurants and said that it no longer intended to operate restaurants at the sites. Subsequent to these actions, the tenant and the Company reached a settlement related to the properties, the leases for the properties were terminated and the tenant returned possession of the properties to the Company. While the properties were vacant, the Company was responsible for real estate taxes and other costs required to maintain the properties.


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the
     Lease, GMRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, GMRI completed its feasibility work and the Lease became effective. After the effective date, GMRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. At March 31, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

     In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442. At the time of sale, the net book value of the property was $1,100,000.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2006       2005

     Rental Income                           $  41,250   $       0
     Property Management Expenses                  (45)    (31,806)
     Amortization                               (2,063)          0
     Gain on Disposal of Real Estate                 0      88,442
                                              ---------   ---------
       Income from Discontinued Operations   $  39,142   $  56,636
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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Company recognized rental income from continuing operations of $162,850 and $130,351, respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2005 and rent increases on two properties.

        For the three months ended March 31, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $32,142 and $33,674, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $6,902 and $8,011, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2006 and 2005, the Company recognized interest income of $4,077 and $7,301, respectively. In 2006, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2006, the Company recognized income from discontinued operations of $39,142, representing, rental income less property management expenses and amortization. For the three months ended March 31, 2005, the Company recognized income from discontinued operations of $56,636, representing gain on disposal of real estate of $88,442, which was partially offset by property management expenses of $31,806.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurants in San Antonio, Texas and Alpharetta, Georgia notified the Company that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. During 2003, the tenant closed the restaurants and said that it no longer intended to operate restaurants at the sites. Subsequent to these actions, the tenant and the Company reached a settlement related to the properties, the leases for the properties were terminated and the tenant returned possession of the properties to the Company. While the properties were vacant, the Company was responsible for real estate taxes and other costs required to maintain the properties.

        In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the
primary  term  is  $165,000.   Under  the  Lease,  GMRI   had   a
feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of
the property and to perform other due diligence on the site.   On
February  16, 2005, GMRI completed its feasibility work  and  the
Lease  became  effective.   After the  effective  date,  GMRI  is
responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. The Company intends to invest the proceeds from the potential sale in replacement income-producing property. At March 31, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

       In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442. At the time of sale, the net book value of the property was $1,100,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2006, the Company's cash balances decreased $68,264 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2005, the Company's cash balances increased $1,043,955 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $27,619 in 2005 to $103,763 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

        For the three months ended March 31, 2006 and 2005, the Company declared distributions of $172,027 and $172,028, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $166,866 and $166,867 and the Managing Members received distributions of $5,161 and $5,161 for the periods, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 2005, two Limited Members redeemed a total of 46.42 Units for $32,090 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of seven Limited Members redeemed 61.25 Units for $41,847. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $993 in 2005.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 3.CONTROLS AND PROCEDURES

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


Dated:  May 5, 2006           AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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