Form 10QSB
period 2006-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2006-08-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS
                                                    2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   467,223    $   493,402

INVESTMENTS IN REAL ESTATE:
  Land                                           2,632,218      2,632,218
  Buildings and Equipment                        4,695,212      4,695,212
  Accumulated Depreciation                        (536,274)      (435,186)
                                                -----------    -----------
                                                 6,791,156      6,892,244
  Real Estate Held for Sale                      2,050,000      2,050,000
                                                -----------    -----------
      Net Investments in Real Estate             8,841,156      8,942,244
                                                -----------    -----------
OTHER ASSETS:
   Lease Acquisition Costs - Net of Amortization    74,250         78,375
                                                -----------    -----------
          Total Assets                         $ 9,382,629    $ 9,514,021
                                                ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     8,303    $    75,734
  Distributions Payable                            170,515        170,515
  Unearned Rent                                     46,352              0
                                                -----------    -----------
      Total Current Liabilities                    225,170        246,249
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          (2,703)           607
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,242 Units outstanding                      9,160,162      9,267,165
                                                -----------    -----------
      Total Members' Equity                      9,157,459      9,267,772
                                                -----------    -----------
        Total Liabilities and Members' Equity  $ 9,382,629    $ 9,514,021
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended        Six Months Ended
                                6/30/06      6/30/05     6/30/06     6/30/05

RENTAL INCOME                  $ 163,040   $ 130,351    $ 325,890  $ 260,702

EXPENSES:
   LLC Administration -
     Affiliates                   31,708      36,814       63,850     70,488
   LLC Administration and
     Property Management -
     Unrelated Parties             5,450       4,575       12,352     12,586
   Depreciation                   50,544      39,474      101,088     78,948
                                ---------   ---------    ---------  ---------
        Total Expenses            87,702      80,863      177,290    162,022
                                ---------   ---------    ---------  ---------

OPERATING INCOME                  75,338      49,488      148,600     98,680

OTHER INCOME:
   Interest Income                 4,385      15,948        8,462     23,249
                                ---------   ---------    ---------  ---------
INCOME FROM CONTINUING
   OPERATIONS                     79,723      65,436      157,062    121,929

Income(Loss) from
  Discontinued Operations         37,538     (15,458)      76,680     41,178
                                ---------   ---------    ---------  ---------
NET INCOME                     $ 117,261   $  49,978    $ 233,742  $ 163,107
                                =========   =========    =========  =========
NET INCOME ALLOCATED:
   Managing Members            $   3,518   $   5,267    $   7,012  $  26,171
   Limited Members               113,743      44,711      226,730    136,936
                                ---------   ---------    ---------  ---------
                               $ 117,261   $  49,978    $ 233,742  $ 163,107
                                =========   =========    =========  =========
INCOME (LOSS) PER LLC UNIT:
   Continuing Operations       $    5.84   $    4.78    $   11.50  $    8.90
   Discontinued Operations          2.75       (1.41)        5.62       1.41
                                ---------   ---------    ---------  ---------
        Total                  $    8.59   $    3.37    $   17.12  $   10.31
                                =========   =========    =========  =========
Weighted Average
  Units Outstanding               13,242      13,281       13,242     13,285
                                =========   =========    =========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   233,742   $   163,107

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     101,088        78,948
     Amortization                                       4,125             0
     Gain on Sale of Real Estate                            0       (88,442)
     Increase in Receivables                                0        (6,875)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (67,431)       43,377
     Increase in Unearned Rent                         46,352        12,484
                                                   -----------   -----------
        Total Adjustments                              84,134        39,492
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                       317,876       202,599
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                        0     1,188,442
   Lease Acquisition Costs                                  0       (82,500)
                                                   -----------   -----------
        Net Cash Provided By
           Investing Activities                             0     1,105,942
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        0           (81)
   Distributions to Members                          (344,055)     (344,054)
   Redemption Payments                                      0        (4,793)
                                                   -----------   -----------
        Net Cash Used For
           Financing Activities                      (344,055)     (348,928)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (26,179)      959,613

CASH AND CASH EQUIVALENTS, beginning of period        493,402     1,444,797
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   467,223   $ 2,404,410
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing      Limited                  Units
                             Members       Members     Total     Outstanding


BALANCE, December 31, 2004  $ (15,053)  $ 9,615,231  $ 9,600,178   13,288.07

  Distributions               (10,322)     (333,732)    (344,054)

  Redemption Payments            (143)       (4,650)      (4,793)      (7.12)

  Net Income                   26,171       136,936      163,107
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 2005      $     653   $ 9,413,785  $ 9,414,438   13,280.95
                             =========   ===========  ===========  ==========


BALANCE, December 31, 2005  $     607   $ 9,267,165  $ 9,267,772   13,241.65

  Distributions               (10,322)     (333,733)    (344,055)

  Net Income                    7,012       226,730      233,742
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 2006      $  (2,703)  $ 9,160,162  $ 9,157,549   13,241.65
                             =========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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

(4)  Lease Acquisition Costs -

     The Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new tenant for the former Razzoo's restaurant in San Antonio, Texas. On July 1, 2005, the Company began amortizing the commission using the straight-line method over the 10-year term of the Lease. At June 30, 2006 and December 31, 2005, the accumulated amortization was $8,250 and $4,125, respectively.

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the
     Lease, GMRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, GMRI completed its feasibility work and the Lease became effective. After the effective date, GMRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. At June 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended      Six Months Ended
                                6/30/06     6/30/05    6/30/06     6/30/05

Rental Income                  $ 41,250   $   6,875   $ 82,500  $   6,875
Property Management Expenses     (1,650)    (22,333)    (1,695)   (54,139)
Amortization                     (2,062)          0     (4,125)         0
Gain on Disposal of Real Estate       0           0          0     88,442
                                --------   ---------   --------  ---------
   Income (Loss) from Discontinued
      Operations               $ 37,538   $ (15,458)  $ 76,680  $  41,178
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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Company recognized rental income from continuing operations of $325,890 and $260,702, respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2005 and rent increases on two properties.

        For the six months ended June 30, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $63,850 and $70,488, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,352 and $12,586, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2006 and 2005, the Company recognized interest income of $8,462 and $23,249, respectively. In 2006, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Company recognized income from discontinued operations of $76,680, representing, rental income less property management expenses and amortization. For the six months ended June 30, 2005, the Company recognized income from discontinued operations of $41,178, representing rental income of $6,875 and gain on disposal of real estate of $88,442, which were partially offset by property management expenses of $54,139.

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

        In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the
primary  term  is  $165,000.   Under  the  Lease,  GMRI   had   a
feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of
the property and to perform other due diligence on the site.   On
February  16, 2005, GMRI completed its feasibility work  and  the
Lease  became  effective.   After the  effective  date,  GMRI  is
responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. The Company intends to invest the proceeds from the potential sale in replacement income-producing property. At June 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the six months ended June 30, 2006, the Company's cash balances decreased $26,179 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2005, the Company's cash balances increased $959,613 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $202,599 in 2005 to $317,876 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

        For the six months ended June 30, 2006 and 2005, the Company declared distributions of $344,055 and $344,054, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $333,733 and $333,732 and the Managing Members received distributions of $10,322 and $10,322 for the periods, respectively.


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

        On April 1, 2006, the Company did not redeem any Units from the Limited Members. On April 1, 2005, one Limited Member redeemed a total of 7.12 Units for $4,650 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of seven Limited Members redeemed 61.25 Units for $41,847. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $143 in 2005.

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


Dated:  August 4, 2006        AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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