Form 10QSB
period 2006-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2006-11-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006  and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                           (Unaudited)

                             ASSETS
                                                        2006         2005
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   430,615   $   493,402
  Prepaid Expenses                                      27,501             0
                                                    -----------   -----------
      Total Current Assets                             458,116       493,402
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               2,632,218     2,632,218
  Buildings and Equipment                            4,695,212     4,695,212
  Accumulated Depreciation                            (586,818)     (435,186)
                                                    -----------   -----------
                                                     6,740,612     6,892,244
  Real Estate Held for Sale                          2,050,000     2,050,000
                                                    -----------   -----------
      Net Investments in Real Estate                 8,790,612     8,942,244
                                                    -----------   -----------
OTHER ASSETS:
   Lease Acquisition Costs - Net of Amortization        72,188        78,375
                                                    -----------   -----------
          Total Assets                             $ 9,320,916   $ 9,514,021
                                                    ===========   ===========

                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $     9,644   $    75,734
  Distributions Payable                                170,515       170,515
  Unearned Rent                                         33,869             0
                                                    -----------   -----------
      Total Current Liabilities                        214,028       246,249
                                                    -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                              (4,219)          607
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,242 Units outstanding                          9,111,107     9,267,165
                                                    -----------   -----------
      Total Members' Equity                          9,106,888     9,267,772
                                                    -----------   -----------
        Total  Liabilities and Members' Equity     $ 9,320,916   $ 9,514,021
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                 9/30/06      9/30/05     9/30/06     9/30/05

RENTAL INCOME                  $  163,262  $  136,103  $  489,152  $  396,805

EXPENSES:
   LLC Administration -
     Affiliates                    33,101      38,879      96,951     109,367
   LLC Administration and
     Property Management -
     Unrelated Parties              1,323       2,215      13,675      14,801
   Depreciation                    50,544      41,059     151,632     120,007
                                ----------  ----------  ----------  ----------
        Total Expenses             84,968      82,153     262,258     244,175
                                ----------  ----------  ----------  ----------

OPERATING INCOME                   78,294      53,950     226,894     152,630

OTHER INCOME:
   Interest Income                  4,455      15,625      12,917      38,874
                                ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                       82,749     69,575     239,811     191,504

Income from Discontinued Operations 38,707     38,693     115,387      79,871
                                ----------  ----------  ----------  ----------
NET INCOME                     $   121,456 $  108,268  $  355,198  $  271,375
                                ==========  ==========  ==========  ==========
NET INCOME ALLOCATED:
   Managing Members            $     3,644 $    5,140  $   10,656  $   31,311
   Limited Members                 117,812    103,128     344,542     240,064
                                ----------  ----------  ----------  ----------
                               $   121,456 $  108,268  $  355,198  $  271,375
                                ==========  ==========  ==========  ==========
INCOME PER LLC UNIT:
   Continuing Operations       $      6.06 $     5.08  $    17.57  $    13.98
   Discontinued Operations            2.84       2.69        8.45        4.09
                                ----------  ----------  ----------  ----------
        Total                  $      8.90 $     7.77  $    26.02  $    18.07
                                ==========  ==========  ==========  ==========
Weighted Average Units
  Outstanding                       13,242     13,281      13,242      13,283
                                ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   355,198   $   271,375

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      151,632       120,007
     Amortization                                        6,187         2,063
     Gain on Sale of Real Estate                             0       (88,442)
     Increase in Prepaid Expenses                      (27,501)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (66,090)      (28,118)
     Increase in Unearned Rent                          33,869        26,234
                                                    -----------   -----------
        Total Adjustments                               98,097        31,744
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                        453,295       303,119
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (1,800,221)
   Proceeds from Sale of Real Estate                         0     1,188,442
   Lease Acquisition Cost                                    0       (82,500)
                                                    -----------   -----------
        Net Cash Used For
           Investing Activities                              0      (694,279)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                         0           (81)
   Distributions to Members                           (516,082)     (516,080)
   Redemption Payments                                       0        (4,793)
                                                    -----------   -----------
        Net Cash Used For
           Financing Activities                       (516,082)     (520,954)
                                                    -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                (62,787)     (912,114)

CASH AND CASH EQUIVALENTS, beginning of period         493,402     1,444,797
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   430,615   $   532,683
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                   Member
                              Managing    Limited                  Units
                              Members     Members     Total     Outstanding


BALANCE, December 31, 2004  $ (15,053)  $ 9,615,231  $ 9,600,178   13,288.07

  Distributions               (15,482)     (500,598)    (516,080)

  Redemption Payments            (143)       (4,650)      (4,793)      (7.12)

  Net Income                   31,311       240,064      271,375
                             ---------   -----------  -----------  ----------
BALANCE, September 30, 2005 $     633   $ 9,350,047  $ 9,350,680   13,280.95
                             =========   ===========  ===========  ==========


BALANCE, December 31, 2005  $     607   $ 9,267,165  $ 9,267,772   13,241.65

  Distributions               (15,482)     (500,600)    (516,082)

  Net Income                   10,656       344,542      355,198
                             ---------   -----------  -----------  ----------
BALANCE, September 30, 2006 $  (4,219)  $ 9,111,107  $ 9,106,888   13,241.65
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Lease Acquisition Costs -

     The Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new tenant for the former Razzoo's restaurant in San Antonio, Texas. On July 1, 2005, the Company began amortizing the commission using the straight-line method over the 10-year term of the Lease. At September 30, 2006 and December 31, 2005, the accumulated amortization was $10,312 and $4,125, respectively.

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

     In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the
     Lease, GMRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, GMRI completed its feasibility work and the Lease became effective. After the effective date, GMRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. At September 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                   Three Months Ended      Nine Months Ended
                                  9/30/06      9/30/05    9/30/06     9/30/05

Rental Income                    $ 41,250    $ 41,250   $ 123,750   $ 48,125
Property Management Expenses         (481)       (494)     (2,176)   (54,633)
Amortization                       (2,062)     (2,063)     (6,187)    (2,063)
Gain on Disposal of Real Estate         0           0           0     88,442
                                  ---------   --------   ---------   --------
   Income from Discontinued
     Operations                  $ 38,707    $ 38,693   $ 115,387   $ 79,871
                                  =========   ========   =========   ========

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

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Company recognized rental income from continuing operations of $489,152 and $396,805, respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2005 and rent increases on two properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $96,951 and $109,367, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $13,675 and $14,801, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2006 and 2005, the Company recognized interest income of $12,917 and $38,874, respectively. In 2006, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2006, the Company recognized income from discontinued operations of $115,387, representing rental income less property management expenses and amortization. For the nine months ended September 30, 2005, the Company recognized income from discontinued operations of $79,871, representing gain on disposal of real estate of $88,442, which was partially offset by rental income less property management expenses and amortization of $8,571.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the
primary  term  is  $165,000.   Under  the  Lease,  GMRI   had   a
feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of
the property and to perform other due diligence on the site.   On
February  16, 2005, GMRI completed its feasibility work  and  the
Lease  became  effective.   After the  effective  date,  GMRI  is
responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. The Company intends to invest the proceeds from the potential sale in replacement income-producing property. At September 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2006, the Company's cash balances decreased $62,787 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2005, the Company's cash balances decreased $912,114 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $303,119 in 2005 to $453,295 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2005, the Company generated cash flow from the sale of real estate of $1,188,442. During the same period, the Company expended $1,800,221 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales. In addition, the Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new tenant for the former Razzoo's restaurant in San Antonio, Texas. This commission reduced cash flow from investing activities for the nine months ended September 30, 2005.

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

       For the nine months ended September 30, 2006 and 2005, the Company declared distributions of $516,082 and $516,080, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $500,600 and $500,598 and the Managing Members received distributions of $15,482 and $15,482 for the periods, respectively.

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


Dated:  November 6, 2006      AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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