Form 10KSB
period 2006-12-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2007-03-27
CIK 1073363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $652,859.

As of February 28, 2007, there were 13,187.475 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,187,475.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Property Activity

        On February 6, 2004, the Company purchased a 48% interest in a Jared Jewelry store in Madison Heights, Michigan for $1,948,038. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $149,808. The purchase price and annual rental payments shown are approximately 10% less than amounts reported prior to June 30, 2004. As part of an agreement between the tenant and the property developer, the monthly rent was reduced by approximately 10% based on a final accounting of the development costs. As part of the purchase agreement between the property developer and the Company, the purchase price paid by the Company was reduced by the same percentage so the rate of return realized by the Company remains the same. The remaining interests in the property were purchased by AEI Income & Growth Fund 25 LLC and AEI Accredited Investor Fund 2002 Limited Partnership, affiliates of the Company.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the Lease, GMRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, GMRI completed its feasibility work and the Lease became effective. After the effective date, GMRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. At December 31, 2006 and 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

       In December 2004, the Company entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Company receiving net sale proceeds of $1,188,442, which resulted in a net gain of $88,442. At the time of sale, the net book value of the property was $1,100,000.

        On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,803,010. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and initial annual rent of $124,504. The remaining interests in the property were purchased by AEI Accredited
Investor Fund 2002 Limited Partnership and AEI Accredited Investor Fund V LP, affiliates of the Company.

Major Tenants

        During 2006, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2006. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2007 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

       The following table is a summary of the properties that the Company acquired and owned as of December 31, 2006.

                              Total Property              Annual    Annual
                    Purchase   Acquisition                 Lease    Rent Per
     Property          Date       Costs        Tenant     Payment   Sq. Ft.

Tumbleweed Restaurant                        Tumbleweed,
 Kettering, OH        8/23/00  $1,216,111       Inc.       $136,064  $24.82

Johnny Carino's Restaurant
 Victoria, TX                              Kona Restaurant
 (.3684%)             12/7/00  $    6,125    Group, Inc.   $    679  $28.37

Smokey Bones BBQ Restaurant
(formerly Razzoo's Restaurant)                  GMRI
  San Antonio, TX    12/19/00  $3,434,725    Texas L.P.    $165,000  $20.38

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property              Annual    Annual
                    Purchase   Acquisition                 Lease    Rent Per
     Property          Date       Costs        Tenant     Payment   Sq. Ft.

Arby's Restaurant
 Coon Rapids, MN                             Franchise
 (.5271%)            8/28/01   $    8,039  Associates, Inc.$    727  $33.02

Johnny Carino's Restaurant                Kona Restaurant
 Parker, CO         12/18/03   $2,346,107   Group, Inc.    $240,744  $36.57

Jared Jewelry Store
 Madison Heights, MI                      Sterling Jewelers
 (48%)                2/6/04   $1,948,038       Inc.       $149,808  $51.44

CarMax Auto Superstore
 Columbia, SC                               CarMax Auto
 (13.5%)             9/15/05   $1,803,010 Superstores, Inc.$125,749  $22.62


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

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 453 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $20,643 and $20,643 were made to the Managing Members and $667,466 and $667,464 were made to the
Limited Members in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

       (b) Not applicable.

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
    Period       Purchased   per Unit  Plans or Programs     or Programs

10/1/06 to 10/31/06  54.18       $723.51       161.85(1)           (2)

11/1/06 to 11/30/06     --            --           --              --

12/1/06 to 12/31/06     --            --           --              --

  (1) The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for Members;

    resolution by the Managing Members of conflicts with which they may be confronted;

    the success of the Managing Members of locating properties with favorable risk return characteristics;

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2006 and 2005, the Company recognized rental income from continuing operations of $652,859 and $558,936, respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2005 and rent increases on two properties.

        For the years ended December 31, 2006 and 2005, the Company incurred LLC administration expenses from affiliated parties of $128,033 and $140,578, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $15,482 and $15,625, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2006 and 2005, the Company recognized interest income of $16,963 and $42,989, respectively. In 2006, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2006, the Company recognized income from discontinued operations of $154,574, representing rental income less property management expenses and amortization. For the year ended December 31, 2005, the Company recognized income from discontinued operations of $113,614, representing rental income less property management expenses and amortization of $25,172 and gain on disposal of real estate of $88,442.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the
primary  term  is  $165,000.   Under  the  Lease,  GMRI   had   a
feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of
the property and to perform other due diligence on the site.   On
February  16, 2005, GMRI completed its feasibility work  and  the
Lease  became  effective.   After the  effective  date,  GMRI  is
responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. The Company intends to invest the proceeds from the potential sale in replacement income-producing property. At December 31, 2006 and 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the year ended December 31, 2006, the Company's cash balances decreased $98,855 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2005, the Company's cash balances decreased $951,395 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $466,947 in 2005 to $629,666 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in LLC administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2005, the Company generated cash flow from the sale of real estate of $1,188,442. During the same period, the Company expended $1,803,010 to invest in real properties (inclusive of acquisition expenses) as the Company reinvested cash generated from property sales. In addition, the Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new tenant for the former Razzoo's restaurant in San Antonio, Texas. This commission reduced cash flow from investing activities for the year ended December 31, 2005.

        On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,803,010. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and initial annual rent of $124,504. The remaining interests in the property were purchased by AEI Accredited
Investor Fund 2002 Limited Partnership and AEI Accredited Investor Fund V LP, affiliates of the Company.

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

        For the years ended December 31, 2006 and 2005, the Company declared distributions of $688,109 and $688,107, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $667,466 and $667,464 and the Managing Members received distributions of $20,643 and $20,643 for the periods, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During  2006, four Limited Members redeemed  a  total  of
54.18 Units for $39,194 in accordance with the Operating Agreement. During 2005, two Limited Members redeemed a total of
46.42 Units for $32,090. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of seven Limited Members redeemed 61.25 Units for $41,847. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,212 and $993 in 2006 and 2005, respectively.

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





                 AEI INCOME & GROWTH FUND 23 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Years Ended December 31, 2006 and 2005:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 23 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 23 LLC (a Delaware limited liability company) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 23 LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   394,547    $   493,402

INVESTMENTS IN REAL ESTATE:
  Land                                           2,632,218      2,632,218
  Buildings and Equipment                        4,695,212      4,695,212
  Accumulated Depreciation                        (637,360)      (435,186)
                                                -----------    -----------
                                                 6,690,070      6,892,244
  Real Estate Held for Sale                      2,050,000      2,050,000
                                                -----------    -----------
      Net Investments in Real Estate             8,740,070      8,942,244
                                                -----------    -----------
OTHER ASSETS:
   Lease Acquisition Costs - Net of Amortization    70,125         78,375
                                                -----------    -----------
          Total Assets                         $ 9,204,742    $ 9,514,021
                                                ===========    ===========

                   LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    16,269    $    75,734
  Distributions Payable                            170,509        170,515
                                                -----------    -----------
      Total Current Liabilities                    186,778        246,249
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                          (6,887)           607
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,187 and 13,242 Units outstanding in
   2006 and 2005, respectively                   9,024,851      9,267,165
                                                -----------    -----------
      Total Members' Equity                      9,017,964      9,267,772
                                                -----------    -----------
        Total Liabilities and Members' Equity  $ 9,204,742    $ 9,514,021
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2006         2005

RENTAL INCOME                                   $   652,859   $   558,936

EXPENSES:
  LLC Administration - Affiliates                   128,033       140,578
  LLC Administration and Property
     Management - Unrelated Parties                  15,482        15,625
  Depreciation                                      202,174       170,552
                                                 -----------   -----------
      Total Expenses                                345,689       326,755
                                                 -----------   -----------

OPERATING INCOME                                    307,170       232,181

OTHER INCOME:
  Interest Income                                    16,963        42,989
                                                 -----------   -----------

INCOME FROM CONTINUING OPERATIONS                   324,133       275,170

Income from Discontinued Operations                 154,574       113,614
                                                 -----------   -----------
NET INCOME                                      $   478,707   $   388,784
                                                 ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                              $    14,361   $    37,296
  Limited Members                                   464,346       351,488
                                                 -----------   -----------
                                                $   478,707   $   388,784
                                                 ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                         $     23.77   $     20.11
  Discontinued Operations                             11.33          6.37
                                                 -----------   -----------
       Total                                    $     35.10   $     26.48
                                                 ===========   ===========
Weighted Average Units Outstanding                   13,228        13,273
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                     2006         2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   478,707   $   388,784

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   202,174       170,552
     Amortization                                     8,250         4,125
     Gain on Sale of Real Estate                          0       (88,442)
     Decrease in Payable to
        AEI Fund Management, Inc.                   (59,465)       (8,072)
                                                 -----------   -----------
       Total Adjustments                            150,959        78,163
                                                 -----------   -----------
       Net Cash Provided By
           Operating Activities                     629,666       466,947
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0    (1,803,010)
  Proceeds from Sale of Real Estate                       0     1,188,442
  Lease Acquisition Costs                                 0       (82,500)
                                                 -----------   -----------
       Net Cash Used For
           Investing Activities                           0      (697,068)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                      (6)          (84)
  Distributions to Members                         (688,109)     (688,107)
  Redemption Payments                               (40,406)      (33,083)
                                                 -----------   -----------
       Net Cash Used For
           Financing Activities                    (728,521)     (721,274)
                                                 -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (98,855)     (951,395)

CASH AND CASH EQUIVALENTS, beginning of period      493,402     1,444,797
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $   394,547   $   493,402
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                   Member
                             Managing     Limited                  Units
                             Members      Members     Total     Outstanding


BALANCE, December 31, 2004  $ (15,053)  $9,615,231  $9,600,178   13,288.07

  Distributions               (20,643)    (667,464)   (688,107)

  Redemption Payments            (993)     (32,090)    (33,083)     (46.42)

  Net Income                   37,296      351,488     388,784
                             ---------   ----------  ----------  ----------
BALANCE, December 31, 2005        607    9,267,165   9,267,772   13,241.65

  Distributions               (20,643)    (667,466)   (688,109)

  Redemption Payments          (1,212)     (39,194)    (40,406)     (54.18)

  Net Income                   14,361      464,346     478,707
                             ---------   ----------  ----------  ----------
BALANCE, December 31, 2006  $  (6,887)  $9,024,851  $9,017,964   13,187.47
                             =========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

     Cash Concentrations of Credit Risk

       The   Company's  cash  is  deposited  primarily   in   one
       financial institution and at times during the year it may exceed FDIC insurance limits.
                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Company:

                                      Total Incurred by the Company
                                     for the Years Ended December 31

                                                         2006       2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  the results of operations to the Limited Members.   $ 128,033  $ 140,578
                                                       ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                     $  17,658  $  75,703
                                                       ========   ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Company.                                        $       0  $  24,385
                                                       ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                          $       0  $   1,839
                                                       ========   ========

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary lease terms varied from 15 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

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

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2006  are   as
     follows:

                                           Buildings and          Accumulated
     Property                      Land      Equipment    Total   Depreciation

Tumbleweed, Kettering, OH       $  473,800  $  742,311  $1,216,111 $ 200,774
Johnny Carino's, Victoria, TX        1,524       4,601       6,125     1,136
Arby's, Coon Rapids, MN              2,975       5,064       8,039     1,082
Johnny Carino's, Parker, CO        796,608   1,549,499   2,346,107   234,092
Jared Jewelry, Madison Heights, MI 738,593   1,209,445   1,948,038   139,087
CarMax, Columbia, SC               618,718   1,184,292   1,803,010    61,189
                                 ----------  ----------  ---------- ---------
                                $2,632,218  $4,695,212  $7,327,430 $ 637,360
                                 ==========  ==========  ========== =========


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

 (4) Investments in Real Estate - (Continued)

     On September 15, 2005, the Company purchased a 13.5% interest in a CarMax auto superstore in Columbia, South Carolina for $1,803,010. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a primary term of 15 years and initial annual rent of $124,504.

     The Company owns a .3684% interest in a Johnny Carino's restaurant in Victoria, Texas and a .5271% interest in an Arby's restaurant in Coon Rapids, Minnesota. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Company as tenants-in-common.

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007          $   821,218
                       2008              824,993
                       2009              841,101
                       2010              843,588
                       2011              846,137
                       Thereafter      6,765,515
                                      -----------
                                     $10,942,552
                                      ===========

     There were no contingent rents recognized in 2006 or 2005.

(5)  Lease Acquisition Costs -

     The Company paid a lease commission of $82,500 to the real estate broker who assisted the Company in locating the new tenant for the former Razzoo's restaurant in San Antonio, Texas. On July 1, 2005, the Company began amortizing the commission using the straight-line method over the 10-year term of the Lease. At December 31, 2006 and 2005, the accumulated amortization was $12,375 and $4,125, respectively.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                       Industry        2006         2005

     Kona Restaurant Group, Inc.   Restaurant    $ 241,423   $ 239,039
     GMRI Texas L.P.               Restaurant      165,000      89,375
     Sterling Jewelers Inc.        Retail          150,864     150,865
     Tumbleweed, Inc.              Restaurant      134,286     131,653
     CarMax Auto Superstores, Inc. Retail          125,560         N/A
                                                  ---------   ---------
     Aggregate rent revenue of major tenants     $ 817,133   $ 610,932
                                                  =========   ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                100%        94%
                                                  =========   ========

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

 (7) Discontinued Operations - (Continued)

     In October 2004, the Company entered into an agreement with GMRI Texas L.P. (GMRI), a subsidiary of Darden Restaurants, Inc., to lease the property in San Antonio. The Lease Agreement has a primary term of ten years, which may be renewed for up to four consecutive terms of five years. The annual rent for the primary term is $165,000. Under the
     Lease, GMRI had a feasibility period of a maximum of 150 days to pursue licenses, permits and governmental approvals for the contemplated use of the property and to perform other due diligence on the site. On February 16, 2005, GMRI completed its feasibility work and the Lease became effective. After the effective date, GMRI is responsible for all property expenses, except real estate taxes. Pursuant to the Lease, GMRI commenced paying rent and real estate taxes on June 16, 2005, which was 120 days after the end of the feasibility period. During this 120-day period, GMRI remodeled the building and converted it into a Smokey Bones BBQ restaurant. The Company is actively marketing the property for sale and has listed it with a real estate broker. At December 31, 2006 and 2005, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2006       2005

     Rental Income                             $ 165,000   $  89,375
     Property Management Expenses                 (2,176)    (60,078)
     Amortization                                 (8,250)     (4,125)
     Gain on Disposal of Real Estate                   0      88,442
                                                ---------   ---------
       Income from Discontinued Operations     $ 154,574   $ 113,614
                                                =========   =========


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Members' Capital -

     Cash distributions of $20,643 and $20,643 were made to the Managing Members and $667,466 and $667,464 were made to the Limited Members for the years ended December 31, 2006 and 2005, respectively. The Limited Members' distributions represent $50.46 and $50.29 per LLC Unit outstanding using 13,228 and 13,273 weighted average Units in 2006 and 2005, respectively. The distributions represent $32.13 and $24.06 per Unit of Net Income and $18.33 and $26.23 per Unit of return of contributed capital in 2006 and 2005, respectively.

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

     During 2006, four Limited Members redeemed a total of 54.18 Units for $39,194 in accordance with the Operating Agreement. During 2005, two Limited Members redeemed a total of 46.42 Units for $32,090. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,212 and $993 in 2006 and 2005, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Operating Agreement, is $967.61 per original $1,000 invested.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      2006        2005

     Net Income for Financial Reporting Purposes   $ 478,707   $ 388,784

     Depreciation for Tax Purposes Over
      Depreciation for Financial Reporting Purposes   (4,149)    (31,047)

     Amortization of Start-Up and Organization Costs  (2,277)     (8,457)

     Loss on Sale of Real Estate for Tax Purposes
      Compared to Gain for Financial Reporting Purposes
                                                           0    (431,381)
                                                    ---------   ---------
           Taxable Income (Loss) to Members        $ 472,281   $ (82,101)
                                                    =========   =========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' equity reported for federal income tax purposes for the years ended December 31:

                                                          2006        2005

     Members' Equity for Financial Reporting Purposes $ 9,017,964 $ 9,267,772

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                  1,143,403   1,147,552

     Capitalized Start-Up Costs Under Section 195         101,138     101,138

     Amortization of Start-Up and Organization Costs     (107,138)   (104,861)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          1,994,434   1,994,434
                                                       ----------  ----------
           Members' Equity for Tax Reporting Purposes $12,149,801 $12,406,035
                                                       ==========  ==========


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2006                2005
                           Carrying     Fair    Carrying      Fair
                            Amount     Value     Amount      Value

     Money Market Funds   $ 394,547  $ 394,547  $ 493,402  $ 493,402
                           --------   --------   --------   --------
       Total Cash and
         Cash Equivalents $ 394,547  $ 394,547  $ 493,402  $ 493,402
                           ========   ========   ========   ========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2007. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
       (Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   Robert P. Johnson                        0            0%
   Patrick W. Keene                         0            0%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing Member, Robert P. Johnson, is also the Special Managing Member of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2006, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

  Person or Entity                                    Amount Incurred From
   Receiving               Form and Method        Inception (October 14, 1998)
  Compensation             of Compensation            To December 31, 2006

AEI Securities, Inc.  Selling Commissions equal to 10%       $1,334,659
                      of proceeds, most of which were
                      reallowed to Participating Dealers.

Managing Members      Reimbursement at Cost for other        $  667,466
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all          $  (46,645)
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for all          $1,067,155
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all
                      expenses related to management of
                      the Fund's properties and all other
                      transfer agency, reporting,
                      Member relations and other
                      administrative functions.

Managing Members      Reimbursement at Cost for all          $  190,659
and Affiliates        expenses related to the disposition
                      of the Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal      $  143,090
                      year.

Managing Members      1% of distributions of Net Proceeds    $    8,735
                      of Sale until Limited Members have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 7% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions
                      of Net Proceeds of Sale thereafter.



                             PART IV

ITEM 13.  EXHIBITS.

     3.1   Certificate of Limited Liability Company (incorporated
     by   reference   to   Exhibit  3.1   of   the   registrant's
     Registration   Statement  on  Form  SB-2  filed   with   the
     Commission on March 23, 1999 [File No. 333-67287]).

     3.2 Operating Agreement to the Prospectus (incorporated by reference to Exhibit A of Amendment No. 2 of the registrant's Registration Statement on Form SB-2 filed with the Commission on November 13, 1999 [File No. 333-67287]).

     10.1 Net Lease Agreement dated February 25, 2000, between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-KSB filed March 30,
     2000).

     10.2 First Amendment to Net Lease Agreement dated August 23, 2000, between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 7, 2000).

     10.3 Second Amendment to Net Lease Agreement dated August 23, 2000 between the Company and Tumbleweed, Inc. relating to the Property at 2030 E. Dorothy Lane, Kettering, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 11, 2000).

     10.4 Net Lease Agreement dated April 4, 2003 between the Company and Kona Restaurant Group, Inc. relating to the Property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

     10.5 First Amendment to Net Lease Agreement dated December 18, 2003 between the Company and Kona Restaurant Group, Inc. relating to the property at 9355 Crown Crest Boulevard, Parker, Colorado (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed January 5, 2004).

     10.6 Assignment and Assumption of Lease dated February 6, 2004 between the Company, AEI Income & Growth Fund 25 LLC, AEI Accredited Investor Fund 2002 Limited Partnership and Transmadison, LLC relating to the Property at 451 W. 14 Mile Road, Madison Heights, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 20,
     2004).

     10.7 Assignment of Agreement of Purchase and Sale dated August 22, 2005 between the Company, AEI Accredited
     Investor  Fund  2002  Limited  Partnership,  AEI  Accredited
     Investor Fund V LP and AEI Fund Management, Inc. relating to the Property at 555 Jamil Road, Columbia, South Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 21, 2005).

     10.8 Assignment and Assumption of Lease dated September 15, 2005 between the Company, AEI Accredited Investor Fund 2002 Limited Partnership, AEI Accredited Investor Fund V LP and
     AEI Fund Management, Inc. relating to the Property at 555 Jamil Road, Columbia, South Carolina (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 21,
     2005).

     31.1  Certification of Chief Executive Officer  of  Managing
     Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
     Section 302 of the Sarbanes-Oxley Act of 2002.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                            2006       2005

     Audit Fees                           $  11,250   $  10,450
     Audit-Related Fees                           0         682
     Tax Fees                                     0           0
     All Other Fees                               0           0
                                           ---------   ---------
          Total Fees                      $  11,250   $  11,132
                                           =========   =========

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


                           AEI INCOME & GROWTH FUND 23
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                               Its Managing Member


March 23, 2007             By: /s/ Robert P Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                            Title                       Date


/s/Robert P Johnson   President (Principal Executive Officer) March 23, 2007
   Robert P. Johnson  and Sole Director of Managing Member


/s/Patrick W Keene    Chief Financial Officer and Treasurer   March 23, 2007
   Patrick W. Keene   (Principal Accounting Officer)