Form 10QSB
period 2007-03-31
AEI INCOME & GROWTH FUND 23 LLC
filed 2007-05-14
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                   2007            2006
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   423,557     $   394,547

INVESTMENTS IN REAL ESTATE:
  Land                                          2,632,218       2,632,218
  Buildings and Equipment                       4,695,212       4,695,212
  Accumulated Depreciation                       (687,904)       (637,360)
                                               -----------     -----------
                                                6,639,526       6,690,070
  Real Estate Held for Sale                     2,050,000       2,050,000
                                               -----------     -----------
      Net Investments in Real Estate            8,689,526       8,740,070
                                               -----------     -----------
OTHER ASSETS:
   Lease Acquisition Costs -
     Net of Amortization                           68,062          70,125
                                               -----------     -----------
          Total Assets                        $ 9,181,145     $ 9,204,742
                                               ===========     ===========

                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    10,330     $    16,269
  Distributions Payable                           170,509         170,509
  Unearned Rent                                    34,072               0
                                               -----------     -----------
      Total Current Liabilities                   214,911         186,778
                                               -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                         (8,439)         (6,887)
  Limited Members' Equity, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,187 Units outstanding                     8,974,673       9,024,851
                                               -----------     -----------
      Total Members' Equity                     8,966,234       9,017,964
                                               -----------     -----------
        Total Liabilities and Members' Equity $ 9,181,145     $ 9,204,742
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2007          2006

RENTAL INCOME                                  $   164,440    $   162,850

EXPENSES:
   LLC Administration - Affiliates                  30,030         32,142
   LLC Administration and Property
      Management - Unrelated Parties                 7,071          6,902
      Depreciation                                  50,544         50,544
                                                -----------    -----------
        Total Expenses                              87,645         89,588
                                                -----------    -----------

OPERATING INCOME                                    76,795         73,262

OTHER INCOME:
   Interest Income                                   4,315          4,077
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   81,110         77,339

Income from Discontinued Operations                 39,187         39,142
                                                -----------    -----------
NET INCOME                                     $   120,297    $   116,481
                                                ===========    ===========
NET INCOME ALLOCATED:
   Managing Members                            $     3,609    $     3,494
   Limited Members                                 116,688        112,987
                                                -----------    -----------
                                               $   120,297    $   116,481
                                                ===========    ===========
INCOME PER LLC UNIT:
   Continuing Operations                       $      5.97    $      5.66
   Discontinued Operations                            2.88           2.87
                                                -----------    -----------
         Total                                 $      8.85    $      8.53
                                                ===========    ===========
Weighted Average Units Outstanding                  13,187         13,242
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   120,297  $   116,481

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       50,544       50,544
     Amortization                                        2,063        2,063
     Increase in Prepaid Expenses                            0       (3,611)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (5,939)     (75,464)
     Increase in Unearned Rent                          34,072       13,750
                                                    -----------  -----------
        Total Adjustments                               80,740      (12,718)
                                                    -----------  -----------
        Net Cash Provided By
            Operating Activities                       201,037      103,763
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Members                           (172,027)    (172,027)
                                                    -----------  -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 29,010      (68,264)

CASH AND CASH EQUIVALENTS, beginning of period         394,547      493,402
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $   423,557  $   425,138
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005  $   607    $ 9,267,165  $ 9,267,772   13,241.65

  Distributions              (5,161)      (166,866)    (172,027)

  Net Income                  3,494        112,987      116,481
                             -------    -----------  -----------  ----------
BALANCE, March 31, 2006     $(1,060)   $ 9,213,286  $ 9,212,226   13,241.65
                             =======    ===========  ===========  ==========


BALANCE, December 31, 2006  $(6,887)   $ 9,024,851  $ 9,017,964   13,187.47

  Distributions              (5,161)      (166,866)    (172,027)

  Net Income                  3,609        116,688      120,297
                             -------    -----------  ----------- -----------
BALANCE, March 31, 2007     $(8,439)   $ 8,974,673  $ 8,966,234   13,187.47
                             =======    ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(3)  Payable to AEI Fund Management, Inc. -

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


                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Discontinued Operations -

     The   Company  is  attempting  to  sell  its  Smokey   Bones
     restaurant  in San Antonio, Texas.  At March  31,  2007  and
     December  31,  2006,  the property was  classified  as  Real
     Estate Held for Sale with a book value of $2,050,000.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2007        2006

     Rental Income                             $  41,250   $  41,250
     Property Management Expenses                      0         (45)
     Amortization                                 (2,063)     (2,063)
                                                ---------   ---------
          Income from Discontinued Operations  $  39,187   $  39,142
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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Company recognized rental income from continuing operations of $164,440 and $162,850, respectively. In 2007, rental income increased due to rent increases on three properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $30,030 and $32,142, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $7,071 and $6,902, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the three months ended March 31, 2007 and 2006,  the
Company   recognized  interest  income  of  $4,315  and   $4,077,
respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2007, the Company recognized income from discontinued operations of $39,187, representing rental income less amortization. For the three months ended March 31, 2006, the Company recognized income from discontinued operations of $39,142, representing rental income less property management expenses and amortization.

        The Company is attempting to sell its Smokey Bones restaurant in San Antonio, Texas. At March 31, 2007 and December
31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2007, the Company's cash balances increased $29,010 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the three months ended March 31, 2006, the Company's cash balances decreased $68,264 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $103,763 in 2006 to $201,037 in 2007 as a result of an increase in total rental and interest income in 2007, a decrease in LLC administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2007 and 2006, the Company did not complete any real estate transactions.

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

        For the three months ended March 31, 2007 and 2006, the Company declared distributions of $172,027 for each period. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $166,866 and the Managing Members received distributions of $5,161 for each period.

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

        During  2006, four Limited Members redeemed  a  total  of
54.18 Units for $39,194 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. In prior years, a total of nine Limited Members redeemed 107.67 Units for $73,937. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $1,212 in 2006.

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


Dated:  May 8, 2007           AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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