Form 10QSB
period 2007-06-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2007-08-13
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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



                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX



PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                    2007         2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   347,778    $   394,547

INVESTMENTS IN REAL ESTATE:
  Land                                           2,632,218      2,632,218
  Buildings and Equipment                        4,695,212      4,695,212
  Accumulated Depreciation                        (738,448)      (637,360)
                                                -----------    -----------
                                                 6,588,982      6,690,070
  Real Estate Held for Sale                      2,050,000      2,050,000
                                                -----------    -----------
      Net Investments in Real Estate             8,638,982      8,740,070
                                                -----------    -----------
OTHER ASSETS:
   Lease Acquisition Costs - Net of Amortization    66,000         70,125
                                                -----------    -----------
          Total Assets                         $ 9,052,760    $ 9,204,742
                                                ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    10,725    $    16,269
  Distributions Payable                            170,428        170,509
  Unearned Rent                                     34,072              0
                                                -----------    -----------
      Total Current Liabilities                    215,225        186,778
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                 (12,301)        (6,887)
  Limited Members, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,087 and 13,087 Units outstanding in
   2007 and 2006, respectively                   8,849,836      9,024,851
                                                -----------    -----------
      Total Members' Equity                      8,837,535      9,017,964
                                                -----------    -----------
        Total Liabilities and Members' Equity  $ 9,052,760    $ 9,204,742
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended       Six Months Ended
                                6/30/07      6/30/06     6/30/07    6/30/06

RENTAL INCOME                 $ 164,634    $ 163,040   $ 329,074   $ 325,890

EXPENSES:
   LLC Administration -
    Affiliates                   29,638       31,708      59,668      63,850
   LLC Administration and
    Property Management -
    Unrelated Parties             5,202        5,450      12,273      12,352
   Depreciation                  50,544       50,544     101,088     101,088
                               ---------    ---------   ---------   ---------
        Total Expenses           85,384       87,702     173,029     177,290
                               ---------    ---------   ---------   ---------

OPERATING INCOME                 79,250       75,338     156,045     148,600

OTHER INCOME:
   Interest Income                3,383        4,385       7,698       8,462
                               ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                    82,633       79,723     163,743     157,062

Income from Discontinued
  Operations                     34,619       37,538      73,806      76,680
                               ---------    ---------   ---------   ---------
NET INCOME                    $ 117,252    $ 117,261   $ 237,549   $ 233,742
                               =========    =========   =========   =========
NET INCOME ALLOCATED:
   Managing Members           $   3,517    $   3,518   $   7,126   $   7,012
   Limited Members              113,735      113,743     230,423     226,730
                               ---------    ---------   ---------   ---------
                              $ 117,252    $ 117,261   $ 237,549   $ 233,742
                               =========    =========   =========   =========
INCOME PER LLC UNIT:
   Continuing Operations      $    6.12    $    5.84   $   12.09   $   11.50
   Discontinued Operations         2.57         2.75        5.45        5.62
                               ---------    ---------   ---------   ---------
        Total                 $    8.69    $    8.59   $   17.54   $   17.12
                               =========    =========   =========   =========
Weighted Average Units
  Outstanding                    13,087       13,242      13,137      13,242
                               =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                   $   237,549    $   233,742

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    101,088        101,088
     Amortization                                      4,125          4,125
     Decrease in Payable to
        AEI Fund Management, Inc.                     (5,544)       (67,431)
     Increase in Unearned Rent                        34,072         46,352
                                                  -----------    -----------
        Total Adjustments                            133,741         84,134
                                                  -----------    -----------
        Net Cash Provided By
           Operating Activities                      371,290        317,876
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                     (81)             0
   Distributions to Members                         (343,985)      (344,055)
   Redemption Payments                               (73,993)             0
                                                  -----------    -----------
        Net Cash Used For
           Financing Activities                     (418,059)      (344,055)
                                                  -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                              (46,769)       (26,179)

CASH AND CASH EQUIVALENTS, beginning of period       394,547        493,402
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   347,778    $   467,223
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005 $      607  $ 9,267,165  $ 9,267,772    13,241.65

  Distributions               (10,322)    (333,733)    (344,055)

  Net Income                    7,012      226,730      233,742
                            ---------   -----------  -----------  -----------
BALANCE, June 30, 2006     $ (2,703)   $ 9,160,162  $ 9,157,459    13,241.65
                            =========   ===========  ===========  ===========


BALANCE, December 31, 2006 $ (6,887)   $ 9,024,851  $ 9,017,964    13,187.47

  Distributions             (10,320)      (333,665)    (343,985)

  Redemption Payments        (2,220)       (71,773)     (73,993)     (100.46)

  Net Income                  7,126        230,423      237,549
                            ---------   -----------  -----------  -----------
BALANCE, June 30, 2007     $(12,301)   $ 8,849,836  $ 8,837,535    13,087.01
                            =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended         Six Months Ended
                              6/30/07       6/30/06     6/30/07      6/30/06

Rental Income                 $ 41,250   $ 41,250     $ 82,500     $ 82,500
Property Management Expenses    (4,569)    (1,650)      (4,569)      (1,695)
Amortization                    (2,062)    (2,062)      (4,125)      (4,125)
                               --------   --------     --------     --------
   Income from Discontinued
    Operations                $ 34,619   $ 37,538     $ 73,806     $ 76,680
                               ========   ========     ========     ========


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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for Members;

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, the Company recognized rental income from continuing operations of $329,074 and $325,890, respectively. In 2007, rental income increased due to rent increases on three properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $59,668 and $63,850, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,273 and $12,352, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the  six  months ended June 30, 2007 and  2006,  the
Company   recognized  interest  income  of  $7,698  and   $8,462,
respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2007, the Company recognized income from discontinued operations of $73,806, representing rental income less property management expenses and amortization. For the six months ended June 30, 2006, the Company recognized income from discontinued operations of $76,680, representing rental income less property management expenses and amortization.

        The Company is attempting to sell its Smokey Bones restaurant in San Antonio, Texas. At June 30, 2007 and December
31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,050,000.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2007, the Company's cash balances decreased $46,769 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2006, the Company's cash balances decreased $26,179 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $317,876 in 2006 to $371,290 in 2007 as a result of an increase in total rental and interest income in 2007, a decrease in LLC administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2007 and 2006, the Company did not complete any real estate transactions.

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

        For the six months ended June 30, 2007 and 2006, the Company declared distributions of $343,985 and $344,055, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $333,665 and $333,733 and the Managing Members received distributions of $10,320 and $10,322 for the periods, respectively.

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

        On April 1, 2007, two Limited Members redeemed a total of
100.46 Units for $71,773 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During the first six months of 2006, the Company did not acquire any Units. In prior years, a total of nine Limited Members redeemed 107.67 Units for $73,937. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,220 in 2007.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

      Small Business Issuer Purchases of Equity Securities

                                                             Maximum Number
                                       Total Number of Units of Units that May
               Total Number  Average   Purchased as Part of  Yet Be Purchased
                of Units   Price Paid  Publicly Announced    Under the Plans
Period         Purchased    per Unit   Plans or Programs     or Programs

4/1/07 to 4/30/07  100.46   $714.40         262.31(1)             (2)

5/1/07 to 5/31/07      --        --             --                 --

6/1/07 to 6/30/07      --        --             --                 --


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


Dated: August 6, 2007        AEI Income & Growth Fund 23 LLC
                             By:  AEI Fund Management XXI, Inc.
                             Its: Managing Member



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