Form 10QSB
period 2007-09-30
AEI INCOME & GROWTH FUND 23 LLC
filed 2007-11-13
CIK 1073363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                 AEI INCOME & GROWTH FUND 23 LLC


                              INDEX




PART I.Financial Information

 Item 1.Balance Sheet as of September 30, 2007 and December 31, 2006

        Statements for the Periods ended September 30, 2007 and 2006:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

        Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

 Item 3.Controls and Procedures

PART II. Other Information

 Item 1.Legal Proceedings

 Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.Defaults Upon Senior Securities

 Item 4.Submission of Matters to a Vote of Security Holders

 Item 5.Other Information

 Item 6.Exhibits

        Signatures

                 AEI INCOME & GROWTH FUND 23 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                              ASSETS
                                                     2007            2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   329,623     $   394,547

INVESTMENTS IN REAL ESTATE:
  Land                                            2,632,218       2,632,218
  Buildings and Equipment                         4,695,212       4,695,212
  Accumulated Depreciation                         (788,992)       (637,360)
                                                 -----------     -----------
                                                  6,538,438       6,690,070
  Real Estate Held for Sale                       2,050,000       2,050,000
                                                 -----------     -----------
      Net Investments in Real Estate              8,588,438       8,740,070
                                                 -----------     -----------
OTHER ASSETS:
   Lease Acquisition Costs - Net of Amortization     63,937          70,125
                                                 -----------     -----------
          Total Assets                          $ 8,981,998     $ 9,204,742
                                                 ===========     ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     7,646     $    16,269
  Distributions Payable                             170,428         170,509
  Unearned Rent                                      13,750               0
                                                 -----------     -----------
      Total Current Liabilities                     191,824         186,778
                                                 -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (13,722)         (6,887)
  Limited Members, $1,000 per Unit;
   24,000 Units authorized; 13,349 Units issued;
   13,087 and 13,187 Units outstanding in
   2007 and 2006, respectively                    8,803,896       9,024,851
                                                 -----------     -----------
      Total Members' Equity                       8,790,174       9,017,964
                                                 -----------     -----------
       Total Liabilities and Members' Equity    $ 8,981,998     $ 9,204,742
                                                 ===========     ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                9/30/07      9/30/06    9/30/07       9/30/06

RENTAL INCOME                 $ 164,860    $ 163,262   $ 493,934   $ 489,152

EXPENSES:
   LLC Administration -
    Affiliates                   28,930       33,101      88,598      96,951
   LLC Administration and
    Property Management -
    Unrelated Parties             2,836        1,323      15,109      13,675
   Depreciation                  50,544       50,544     151,632     151,632
                               ---------    ---------   ---------   ---------
        Total Expenses           82,310       84,968     255,339     262,258
                               ---------    ---------   ---------   ---------

OPERATING INCOME                 82,550       78,294     238,595     226,894

OTHER INCOME:
   Interest Income                3,228        4,455      10,926      12,917
                               ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                    85,778       82,749     249,521     239,811

Income from Discontinued
 Operations                      38,818       38,707     112,624     115,387
                               ---------    ---------   ---------   ---------
NET INCOME                    $ 124,596    $ 121,456   $ 362,145   $ 355,198
                               =========    =========   =========   =========
NET INCOME ALLOCATED:
   Managing Members           $   3,738    $   3,644   $  10,864   $  10,656
   Limited Members              120,858      117,812     351,281     344,542
                               ---------    ---------   ---------   ---------
                              $ 124,596    $ 121,456   $ 362,145   $ 355,198
                               =========    =========   =========   =========
INCOME PER LLC UNIT:
   Continuing Operations      $    6.36    $    6.06   $   18.45   $   17.57
   Discontinued Operations         2.87         2.84        8.32        8.45
                               ---------    ---------   ---------   ---------
        Total                 $    9.23    $    8.90   $   26.77   $   26.02
                               =========    =========   =========   =========
Weighted Average Units
  Outstanding                    13,087       13,242      13,120      13,242
                               =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   362,145    $   355,198

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   151,632        151,632
     Amortization                                     6,188          6,187
     Decrease in Payable to
        AEI Fund Management, Inc.                    (8,623)       (93,591)
     Increase in Unearned Rent                       13,750         33,869
                                                 -----------    -----------
        Total Adjustments                           162,947         98,097
                                                 -----------    -----------
        Net Cash Provided By
           Operating Activities                     525,092        453,295
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (81)             0
   Distributions to Members                        (515,942)      (516,082)
   Redemption Payments                              (73,993)             0
                                                 -----------    -----------
        Net Cash Used For
           Financing Activities                    (590,016)      (516,082)
                                                 -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (64,924)       (62,787)

CASH AND CASH EQUIVALENTS, beginning of period      394,547        493,402
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   329,623    $   430,615
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)
                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members       Total     Outstanding


BALANCE, December 31, 2005  $    607   $ 9,267,165  $ 9,267,772   13,241.65

  Distributions              (15,482)     (500,600)    (516,082)

  Net Income                  10,656       344,542      355,198
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2006 $ (4,219)  $ 9,111,107  $ 9,106,888   13,241.65
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2006  $ (6,887)  $ 9,024,851  $ 9,017,964   13,187.47

  Distributions              (15,479)     (500,463)    (515,942)

  Redemption Payments         (2,220)      (71,773)     (73,993)    (100.46)

  Net Income                  10,864       351,281      362,145
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2007 $(13,722)  $ 8,803,896  $ 8,790,174   13,087.01
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

                 AEI INCOME & GROWTH FUND 23 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Discontinued Operations -

     The   Company  is  attempting  to  sell  its  Smokey   Bones
     restaurant in San Antonio, Texas.  At September 30, 2007 and
     December  31,  2006,  the property was  classified  as  Real
     Estate Held for Sale with a book value of $2,050,000.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended         Nine Months Ended
                               9/30/07       9/30/06     9/30/07      9/30/06

Rental Income                 $ 41,250     $ 41,250    $ 123,750   $ 123,750
Property Management Expenses      (369)        (481)      (4,938)     (2,176)
Amortization                    (2,063)      (2,062)      (6,188)     (6,187)
                               --------     --------    ---------   ---------
   Income from Discontinued
     Operations               $ 38,818     $ 38,707    $ 112,624   $ 115,387
                               ========     ========    =========   =========

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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Company recognized rental income from continuing operations of $493,934 and $489,152, respectively. In 2007, rental income increased due to rent increases on three properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $88,598 and $96,951, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $15,109 and $13,675, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2007 and 2006, the Company recognized interest income of $10,926 and $12,917, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the nine months ended September 30, 2007, the Company recognized income from discontinued operations of $112,624, representing rental income less property management expenses and amortization. For the nine months ended September 30, 2006, the Company recognized income from discontinued operations of $115,387, representing rental income less property management expenses and amortization.

        The Company is attempting to sell its Smokey Bones restaurant in San Antonio, Texas. At September 30, 2007 and
December  31,  2006, the property was classified as  Real  Estate
Held for Sale with a book value of $2,050,000.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2007, the Company's cash balances decreased $64,924 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2006, the Company's cash balances decreased $62,787 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $453,295 in 2006 to $525,092 in 2007 as a result of an increase in total rental and interest income in 2007, a decrease in LLC administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended
September 30, 2007 and 2006, the Company did not complete any real estate transactions.

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

       For the nine months ended September 30, 2007 and 2006, the Company declared distributions of $515,942 and $516,082, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $500,463 and $500,600 and the Managing Members received distributions of $15,479 and $15,482 for the periods, respectively.

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

        On April 1, 2007, two Limited Members redeemed a total of
100.46 Units for $71,773 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During the first nine months of 2006, the Company did not acquire any Units. In prior years, a total of nine Limited Members redeemed 107.67 Units for $73,937. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,220 in 2007.

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


Dated:  November 9, 2007      AEI Income & Growth Fund 23 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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